Form 10-Q
period 1996-03-31
BELMONT HOMES INC
filed 1996-05-14
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q



  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- - -----    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                MARCH 31, 1996





COMMISSION FILE NUMBER 0-26142



                              BELMONT HOMES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MISSISSIPPI                                64-0834574
- - -------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)



HIGHWAY 25 SOUTH, INDUSTRIAL PARK DRIVE
      BELMONT, MISSISSIPPI 38827                        (601) 454-9217
      --------------------------                        --------------
   (Address, including zip code of              (Registrant's telephone number,
    principal executive offices)                      including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ----    -----

         At May 7, 1996, 6,255,000 shares of the Registrant's $.10 Par Value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                      BELMONT HOMES, INC AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - In thousands except per share data)

                                                         Three Months Ended
                                                              March 31,
                                                              ---------
                                                        1996              1995
                                                      -------           -------
Net sales                                             $51,445           $25,275
Cost of sales                                          43,430            21,453
                                                      -------           -------
        Gross profit                                    8,015             3,822
Selling, general and administrative                     3,808             1,669
                                                      -------           -------
        Income from operations                          4,207             2,153
Interest income (expense), net                             63              (223)
                                                      -------           -------
        Income before income taxes                      4,270             1,930
Income tax expense                                      1,628               664
                                                      -------           -------
Net income                                              2,642             1,266
Preferred stock dividends                                 -                 (20)
                                                      -------           -------
Net income applicable to common stock                 $ 2,642           $ 1,246
                                                      -------           -------

Net income per common share                           $   .43           $   .36
                                                      -------           -------
Weighted average common shares outstanding              6,074             3,500
                                                      -------           -------

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                     Unaudited
                                                     March 31,      December 31,
                                                     ---------      ------------
                                                        1996           1995
                                                     ---------      ------------
        ASSETS
        ------
Current assets:
 Cash and cash equivalents                            $ 2,735         $ 2,055
 Certificates of deposit                                7,544           6,717
 Accounts receivable, net                              12,901           7,302
 Inventories                                            8,270           7,425
 Prepaid and other                                      1,281           1,355
                                                      -------         -------
        Total current assets                           32,731          24,854
Property, plant and equipment, net                     15,736          14,812
Goodwill and other assets, net                         10,257          10,402
                                                      -------         -------
                                                      $58,724         $50,068
                                                      -------         -------
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
 Current portion of long-term debt                    $   215         $ 4,600
 Accounts payable                                       7,324           3,665
 Accrued expenses                                       7,048           5,552
                                                      -------         -------
        Total current liabilities                      14,587          13,817
Long-term debt                                            408           6,919
Deferred income taxes                                     284             284
                                                      -------         -------
        Total liabilities                              15,279          21,020
                                                      -------         -------
Shareholders' equity:
 Common stock                                             625             545
 Additional paid-in capital                            26,763          15,088
 Retained earnings                                     19,550          16,908
 Adjustment to predecessor basis                       (3,493)         (3,493)
                                                      -------         -------
        Total shareholders' equity                     43,445          29,048
                                                      -------         -------
                                                      $58,724         $50,068
                                                      -------         -------

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                                        Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                                       1996              1995
                                                                     -------           -------
Cash flows from operating activities:
 Net income                                                          $ 2,642           $ 1,265
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                       391               199
     Changes in operating assets and liabilities:
        Accounts receivable                                           (5,599)           (2,358)
        Inventories                                                     (845)             (675)
        Prepaid and other                                                111               560
        Accounts payable                                               3,659             1,712
        Accrued expenses                                               1,496               428
                                                                     -------           -------
         Net cash provided by operating activities                     1,855             1,131
                                                                     -------           -------
Cash flows from investing activities:
 Additions to property, plant and equipment                           (1,207)           (1,640)
 Certificates of deposit                                                (827)               -
                                                                     -------           -------
         Net cash used by investing activities                        (2,034)           (1,640)
                                                                     -------           -------
Cash flows from financing activities:
 Repayment of long-term debt                                         (10,896)             (135)
 Proceeds from sale of common stock net of
   offering costs                                                     11,755                -
                                                                     -------           -------
         Net cash provided (used) by financing activities                859              (135)
Net increase (decrease) in cash and equivalents                          680              (644)
Cash and equivalents at beginning of year                              2,055             5,331
                                                                     -------           -------
Cash and equivalents end of period                                   $ 2,735           $ 4,687
                                                                     -------           -------

                      BELMONT HOMES, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) Basis of Presentation

        In June 1993 Belmont Homes, Inc. ("Belmont"), which was 43% owned by shareholders of BHI, Inc. (Predecessor) and 57% owned by new investors, acquired through the issuance of debt and equity securities, substantially all of the assets and liabilities of Predecessor for a purchase price of $15,541. This transaction was accounted for using the purchase method of accounting including the computational guidelines contained in EITF Issue No. 88-16.

        In August 1995 Belmont incorporated Delta Homes, Inc., a wholly-owned subsidiary and purchased for $450 a production facility in Clarksdale, Mississippi.

        In October 1995 Belmont acquired, in a transaction accounted for using the purchase method of accounting, all the outstanding common stock of Spirit Homes, Inc. ("Spirit") for $9,800 of cash and debt.

        In January 1996 the Company completed the sale of 800 shares of its common stock raising net proceeds of approximately $11,800 which were used to retire substantially all long-term debt.

        The condensed consolidated financial statements include the accounts of Belmont Homes, Inc. and its wholly-owned subsidiaries from incorporation or acquisition date (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The condensed financial statements should be read in conjunction with the Company's audited financial statements and notes thereto.

        In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation, have been included in the condensed consolidated financial statements for the interim periods ended March 31, 1996 and 1995. The results of operations for the three month period are not indicative of the results of operations to be expected for the full year ending December 31, 1996 or any other interim period.

(2) Inventories

                                                March 31,       December 31,
                                                  1996              1995
                                                --------        -----------
        Raw materials                            $ 5,173           $ 4,670
        Work-in-process                              563               580
        Finished homes                             2,534             2,175
                                                 -------           -------
                                                 $ 8,270           $ 7,425
                                                 -------           -------

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations

        The following table sets forth for the periods indicated information derived from the Company's condensed financial statements expressed as a percentage of net sales:

                                                        Three Months Ended
                                                             March 31,
                                                             ---------
                                                        1996           1995
                                                       -----          -----
        Net sales                                      100.0%         100.0%
        Cost of sales                                   84.4           84.9
                                                       -----          -----
        Gross profit                                    15.6           15.1
        Selling, general and administrative              7.4            6.6
                                                       -----          -----
        Income from operations                           8.2            8.5
        Interest income (expense), net                    .1            (.9)
        Income taxes                                     3.2            2.6
                                                       -----          -----
        Net income                                       5.1            5.0
                                                       -----          -----


Three Months Ended March 31, 1996 Compared To Three Months Ended March 31, 1995

        Net sales for the three months ended March 31, 1996 increased by 104% to $51.4 million from $25.3 million for the three months ended March 31, 1995. The number of homes sold during the quarter increased 87% to 2,486 homes from 1,333 in the first quarter of 1995. Of this increase, 65% resulted from the sale of homes at Spirit which was acquired by the Company in

October 1995 with the balance due to the addition of the Company's fourth and fifth plants in March and August 1995, respectively. Multi-sectional homes increased to 23% of homes sold during the first quarter of 1996 from 17.8% in the same quarter of 1995. The average price of a home sold increased 9.1% to $20,690 in 1996 from $18,960 in 1995 due, in part, to the higher mix of multi-sectional homes and the higher price for the Spirit single-section homes.

        Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales during the first quarter of 1996 increased 102% to $43.4 million from $21.4 million for the first quarter of 1995. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased to $33.0 million and $5.6 million, respectively, for the first quarter of 1996 from $17.0 million and $2.4 million, respectively, for the first quarter of 1995 primarily as a result of increased sales volume. As a percentage of net sales, cost of sales for the first quarter of 1996 decreased to 84.4% from 84.9% in the first quarter of 1995, due to decreases in material costs which were offset in part by increased direct labor and warranty costs.

        Selling, general and administrative expenses for the first quarter of 1996 increased by 128% to $3.8 million from $1.7 million in the first quarter of 1995. As a percentage of net sales, selling, general and administrative expense increased to 7.4% for the first quarter of 1996 from 6.6% for the first quarter of 1995 as a result of higher selling and promotional costs, due in part to the higher percentage of such costs for sales at Spirit Homes, and to higher legal and professional costs associated with the Company's continuing acquisition program.

        Net interest income was $63 thousand for the first quarter of 1996 compared with net interest expense of $223 thousand for the first quarter of 1995. In January 1996 the Company used a portion of the net proceeds of a secondary public offering of stock to retire $10.9 million of interest bearing debt.

Liquidity And Capital Resources

        Cash and equivalents including certificates of deposit were $10.3 million at March 31, 1996 compared to $8.8 million at year end December 31, 1995.

        In January 1996 the Company raised approximately $11.8 million in net cash proceeds from the secondary sale of 800 thousand shares of stock to the public. Approximately $10.9 million of these proceeds were used to retire all but $623 thousand of interest bearing debt. As a result of these transactions, net cash provided by financing activities for the first quarter of 1996 was $859 thousand compared with a $135 thousand use of cash during the first quarter of 1995.

        Net cash provided by operating activities was $1.9 million for the first quarter of 1996 compared to $1.1 million for the first quarter of 1995. Accounts receivable are funded by approved dealer floor-plan financing and usually are collected within 15 days. All homes are manufactured against orders, and currently, no homes are produced for inventory.

        The Company utilized $1.2 million for the purchase of property, plant and equipment during the first quarter of 1996 compared with $1.6 million during the first quarter of 1995. Expenditures during 1996 were for the addition of two plants at Spirit Homes while the expenditures in 1995 were for the completion of the Company's fourth plant at Belmont.

        The Company plans to continue its current growth strategy of acquiring or constructing new manufacturing facilities when necessitated by consumer demand. In order to provide any additional funds necessary for the continued pursuit of this growth strategy, the Company may incur, from time to time, additional short- and long-term bank indebtedness, including mortgage loans and industrial revenue bond financing, and may issue, in public or private transactions, equity and debt securities, the availability and terms of which will depend upon market and other conditions.

        The Company's backlog at March 31, 1996 was approximately $29 million compared to $17.6 million at March 31, 1995. The Company considers its order backlog to be firm orders and has had limited cancellation experience to date.


                           PART II--OTHER INFORMATION

Item 6.
        (a) Exhibits

            27 - Financial Data Schedule (for SEC use only).

        (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K for the three months ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BELMONT HOMES, INC.

Date: May 7, 1996                       /s/ Jerold Kennedy
                                        ------------------------
                                        President And CEO


Date: May 7, 1996                       /s/ William A. Sheffield
                                        ------------------------
                                        Chief Financial Officer