Form 10-Q
period 1996-06-30
BELMONT HOMES INC
filed 1996-08-09
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

                                   FORM 10-Q



         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      ------
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996





COMMISSION FILE NUMBER 0-26142



                              BELMONT HOMES, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


        MISSISSIPPI                                       64-0834574
        -----------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


HIGHWAY 25 SOUTH, INDUSTRIAL PARK DRIVE                 (601) 454-9217
     BELMONT, MISSISSIPPI   38827                       --------------
     ----------------------------                (Registrant's telephone area
(Address, including zip code of principal            number, including code)
        executive offices)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                  ---       ---

     At July 31, 1996, 6,255,000 shares of the Registrant's $.10 Par Value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BELMONT HOMES, INC AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - In thousands except per share data)

                                     Three Months Ended   Six Months Ended
                                           June 30            June 30
                                           -------            -------
                                      1996     1995        1996      1995
                                      ----     ----        ----      ----
 Net sales                            $61,681  $35,259  $113,126  $ 60,534
 Cost of sales                         52,214   29,487    95,644    50,940
                                      -------  -------  --------  --------
        Gross profit                    9,467    5,772    17,482     9,594
 Selling, general and administrative    3,904    2,094     7,712     3,763
                                      -------  -------  --------  --------
        Income from operations          5,563    3,678     9,770     5,831
 Interest income (expense), net           153     (340)      216      (563)
                                      -------  -------  -------- ---------
        Income before taxes             5,716    3,338     9,986     5,268
 Income tax expense                     2,177    1,259     3,805     1,923
                                      -------  -------  --------  --------
 Net income                             3,539    2,079     6,181     3,345
 Preferred stock dividends                         (13)                (33)
                                      -------  -------  --------  --------
 Net income per common share          $   .56  $   .51  $   1.00  $    .87

 Weighted average common shares
        outstanding                     6,358    4,087     6,194     3,794
                                      -------  -------  --------  --------

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                               Unaudited
                                                June 30,   December 31,
                                               ---------   ------------
                                                  1996         1995
                                               ---------   ------------
              ASSETS
              ------
         Current assets:
          Cash and cash equivalents            $ 5,985       $ 2,055
          Certificates of deposit                8,000         6,717
          Accounts receivable, net               9,857         7,302
          Inventories                           10,040         7,425
          Prepaid and other                      1,271         1,355
                                               -------       -------
              Total current assets              35,153        24,854
         Property, plant and equipment, net     17,389        14,812
         Goodwill and other assets, net         10,601        10,402
                                               -------       -------
                                               $63,143       $50,068
                                               -------       -------
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
         Current Liabilities:
          Current portion of long-term debt    $   209       $ 4,600
          Accounts payable                       5,956         3,665
          Accrued expenses                       9,331         5,552
                                               -------       -------
              Total current liabilities         15,496        13,817
         Long-term debt                            393         6,919
         Deferred income taxes                     284           284
                                               -------       -------
              Total liabilities                 16,173        21,020
                                               -------       -------
         Shareholders' equity:
          Common stock                             625           545
          Additional paid-in capital            26,749        15,088
          Retained earnings                     23,089        16,908
          Adjustment to predecessor basis       (3,493)       (3,493)
                                               -------       -------
              Total shareholders' equity        46,970        29,048
                                               -------       -------
                                               $63,143       $50,068


                      BELMONT HOMES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)



                                                                Six Months Ended
                                                                    June 30,
                                                                    --------
                                                         1996                    1995
                                                       -------                  ------
Cash flows from operating activities:
 Net income                                             $  6,181                $  3,345
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                             702                     337
   Changes in operating assets and liabilities:
      Accounts receivable                                 (2,555)                 (3,680)
      Inventories                                         (2,615)                   (523)
      Prepaid and other                                     (330)                  1,044
      Accounts payable                                     2,291                   2,200
      Accrued expenses                                     3,779                   1,073
                                                        --------                --------
        Net cash provided by operating activities          7,453                   3,796
                                                        --------                --------
Cash flows from investing activities:
 Additions to property, plant and equipment               (3,064)                 (1,785)
 Certificates of deposit                                  (1,283)                 (3,004)
                                                        --------                --------
      Net cash used by investing activities               (4,347)                 (4,789)
                                                        --------                --------
Cash flows from financing activities:
 Repayment of long-term debt                             (10,917)                (12,720)
 Proceeds from sale of common stock net of
   offering costs                                         11,741                  15,296
 Payment of preferred stock dividends                          -                    (152)
 Retirement of preferred stock                                 -                    (900)
                                                        --------                --------
      Net cash provided (used) by financing activities       824                   1,524
                                                        --------                --------
Net increase (decrease) in cash and equivalents            3,930                     531
Cash and equivalents at beginning of year                  2,055                   5,331
                                                        --------                --------
Cash and equivalents end of period                      $  5,985                $  5,862
                                                        --------                --------

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

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation, have been included in the condensed consolidated financial statements for the interim periods ended June 30, 1996 and 1995. The results of operations for the three and six month periods are not indicative of the results of operations to be expected for the full year ending December 31, 1996 or any other interim period.

(2)  Inventories


                                               June 30,    December 31,
                                                 1996          1995
                                               --------    ------------
           Raw materials                       $  7,030      $ 4,670
           Work-in-process                          505          580
           Finished homes                         2,505        2,175
                                                -------      -------
                                                $10,040      $ 7,425
                                                -------      -------


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations

     The following table sets forth for the periods indicated information derived from the Company's condensed financial statements expressed as a percentage of net sales:


                                     Three Months Ended  Six Months Ended
                                           June 30,          June 30
                                           --------          -------
                                      1996       1995      1996       1995
                                     -----       ----      ----       ----
Net sales                            100.0%     100.0%    100.0%     100.0%
Cost of sales                         84.7       83.6      84.5       84.2
                                     ---------  -----     -----      -----
Gross profit                          15.3       16.4      15.5       15.8
Selling, general and administrative    6.3        5.9       6.8        6.2
                                     -----      -----     -----      -----
Income from operations                 9.0       10.5       8.7        9.6
Interest income (expense), net          .2       (1.0)       .2       (1.0)
Income taxes                           3.5        3.6       3.4        3.1
                                     -----      -----     -----      -----
Net income                             5.7        5.9       5.5        5.5
                                     -----      -----     -----      -----



Three Months Ended June 30, 1996 Compared To Three Months Ended June 30, 1995

     Net sales for the three months ended June 30, 1996 increased by 75% to $61.7 million from $35.3 million for the three months ended June 30, 1995. The number of homes sold during the quarter increased 62% to 2,971 homes from 1,840 in the second quarter of 1995. Of this increase, 63% resulted from the sale of homes at Spirit which was acquired by the Company in

October 1995 with the balance due to the addition of the Company's fourth and fifth plants in March and August 1995, respectively. Multi-sectional homes increased to 25.7% of homes sold during the second quarter of 1996 from 17.3% in the same quarter of 1995. The average price of a home sold increased 8.3% to $20,791 in 1996 from $19,163 in 1995 due, in part, to the higher mix of multi-sectional homes and the higher price for the Spirit single-section homes.

     Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales during the second quarter of 1996 increased 77% to $52.2 million from $29.5 million for the second quarter of 1995. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased to $38.5 million and $7.5 million, respectively, for the second quarter of 1996 from $22.9 million and $3.8 million, respectively, for the second quarter of 1995 primarily as a result of increased sales volume. As a percentage of net sales, cost of sales for the second quarter of 1996 increased to 84.6% from 83.9% in the second quarter of 1995, due to increases in direct labor and warranty costs which were offset, in part, by decreases in raw materials.

     Selling, general and administrative expenses for the second quarter of 1996 increased by 86% to $3.9 million from $2.1 million in the second quarter of 1995. As a percentage of net sales, selling, general and administrative expense increased to 6.3% for the second quarter of 1996 from 5.9% for the second quarter of 1995 as a result of higher selling and promotional costs, due in part to the higher percentage of such costs for sales at Spirit Homes.

     Net interest income was $153 thousand for the second quarter of 1996 compared with net interest expense of $340 thousand for the second quarter of 1995. In January 1996 the Company used a portion of the net proceeds of a secondary public offering of stock to retire $10.9 million of interest bearing debt.

Six Months Ended June 30, 1996 Compared To Six Months Ended June 30 ,1995

     Net sales for the six months ended June 30, 1996 increased 87% to $113.1 million from $60.5 million for the six months ended June 30, 1995. The number of homes sold increased 72% to 5,457 in 1996 from 3,173 in 1995. Of this increase, 64% was attributable to Spirit Homes which was acquired in October 1995 with the balance due to increases the Company's Delta and Belmont lines. Increases in the average home selling price due to price and mix changes also contributed to the dollar increase in 1996 sales.

     Costs of sales for the six months ended June 30, 1996 increased 88% to $95.6 million from $50.9 million for the six months ended June 30, 1995. Costs of raw materials and direct labor increased to $71.5 million and $13.1 million, respectively, in 1996 from $39.8 million and $6.2 million, respectively, in 1995 primarily as a result of increased sales volume. As a percentage of net sales, cost of sales for the six months ended June 30, 1996 increased to 84.5% from 84.2% due primarily to increased direct labor and warranty costs which were offset in part through reduced raw material costs.

     Selling, general and administrative expenses for the six months ended June 30, 1996 increased 105% to $7.7 million from $3.8 million in the comparable period of the prior year. As a percentage of net sales, selling, general and administrative expense increased to 6.8% for the six months ended June 30, 1996 from 6.2% for the six months ended June 30, 1995 as a result of higher selling and promotional costs, due in part to the higher percentage of such costs at Spirit Homes, and to higher legal and professional costs associated with the Company's continuing acquisition program.

     Net interest income was $216 thousand for the six months ended June 30, 1996 compared with net interest expense of $563 thousand for the six months ended June 30,1995. In January 1996 the Company used a portion of the proceeds of a secondary public stock offering to retire substantially all outstanding interest bearing debt.

Liquidity And Capital Resources

     Cash and equivalents including certificates of deposit were $14 million at June 30, 1996 compared to $8.8 million at year end December 31, 1995.

     In January 1996 the Company raised approximately $11.8 million in net cash proceeds from the secondary sale of 800 thousand shares of stock to the public. Approximately $10.9 million of these proceeds were used to retire all but $623 thousand of interest bearing debt. In June 1995 the Company raised $15.3 million in net cash proceeds from the initial sale of its stock to the public and used $13.8 million for the retirement of debt and preferred stock. As a result of these transactions, net cash provided by financing activities for the six months ended June 30, 1996 was $824 thousand compared with $1.5 million for the six months ended June 30, 1995.

     Net cash provided by operating activities was $7.5 million for the six months ended June 30, 1996 compared to $3.8 million for the six months ended June 30, 1995 primarily as a result of the increase in net income to $6.2 million for the six months ended June 30 ,1996 from $3.3 million in the comparable period of 1995. Accounts receivable are funded by approved dealer floor-plan financing and usually are collected within 15 days. All homes are manufactured against orders, and currently, no homes are produced for inventory.

     The Company utilized $3.1 million for the purchase of property, plant and equipment during the six months ended June 30, 1996 compared with $1.8 million during the six months ended June 30, 1995. Expenditures during 1996 were for the addition of two plants at Spirit Homes while the expenditures in 1995 were for the completion of the Company's fourth plant at Belmont.

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

     The Company's backlog at June 30,1996 was approximately $25.5 million compared to $18.3 million at June 30 ,1995. The Company considers its order backlog to be firm orders and has had limited cancellation experience to date.

     Certain forward-looking statements in this Quarterly Report on Form 10-Q (including statements regarding the growth and financing strategies of the Company) involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions; industry trends; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company.


                           PART II--OTHER INFORMATION

Item 6.
     (a) Exhibits
         Exhibit 27.  Financial Data Schedule  (for SEC use only).

     (b) Reports on Form 8-K
         The Company did not file any reports on Form 8-K for the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BELMONT HOMES, INC.
                                       ------------------------
Date:  July 31, 1996                   /s/ Jerold Kennedy
                                       ------------------------
                                       President And CEO

Date:  July 31, 1996                   /s/ William A. Sheffield
                                       ------------------------
                                       Chief Financial Officer