Form 10-Q/A
period 1996-06-30
BELMONT HOMES INC
filed 1996-08-13
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

                                 FORM 10-Q/A



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


                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on June 3, 1996. During the Annual Meeting, the following directors were elected to serve until the 1997 Annual Meeting or their earlier retirement from the Board of Directors:


     Director                   For         Against     Withheld
     --------                 ---------     -------     --------
A. Douglas Jumper, Sr.        5,199,340        0          51,400
Jerold Kennedy                5,199,340        0          51,400
John W. Allison               5,199,340        0          51,400
Thomas D. Keenum, Sr.         5,199,340        0          51,400
Roger D. Moore                5,199,340        0          51,400
J.M. Page                     5,199,340        0          51,400
Don D. Murphy                 5,199,340        0          51,400
Aubrey Burns Patterson        5,200,440        0          50,300


         Additionally, during the Annual Meeting, the appointment of KPMG Peat Marwick LLP as independent accountants for the Company was ratified as follows:


      For                        Against                Withheld
   ---------                     -------                --------
   5,250,740                        0                      0




Item 6.
     (a) Exhibits
         None

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