Form 10-Q
period 1996-09-30
BELMONT HOMES INC
filed 1996-11-13
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



        X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       --- SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED

                              SEPTEMBER 30, 1996





COMMISSION FILE NUMBER 0-26142



                             BELMONT HOMES, INC.
            (Exact name of registrant as specified in its charter)

                     MISSISSIPPI                                           64-0834574
  (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                    organization)


       HIGHWAY 25 SOUTH, INDUSTRIAL PARK DRIVE
             BELMONT, MISSISSIPPI 38827                                  (601) 454-9217
 (Address, including zip code of principal executive  (Registrant's telephone number, including area code)
                      offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
         At October 21, 1996, 9,458,000 shares of the Registrant's $.10 Par Value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       BELMONT HOMES, INC AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                           ----------------------      ----------------------
                                             1996          1995          1996          1995
Net sales                                  $ 57,512      $ 36,739      $170,638      $ 97,273
Cost of sales                                48,645        30,735       144,289        81,675
                                           --------      --------      --------      --------
         Gross profit                         8,867         6,004        26,349        15,598
Selling, general and administrative           3,637         2,132        11,349         5,895
                                           --------      --------      --------      --------
         Income from operations               5,230         3,872        15,000         9,703
Interest income (expense), net                  168           162           384          (401)
                                           --------      --------      --------      --------
         Income before taxes                  5,398         4,034        15,384         9,302
Income tax expense                            2,043         1,473         5,848         3,396
                                           --------      --------      --------      --------
Net income                                    3,355         2,561         9,536         5,906
Preferred stock dividends                      --            --            --             (33)
                                           --------      --------      --------      --------
Net income applicable to common stock      $  3,355      $  2,561      $  9,536      $  5,873
                                           --------      --------      --------      --------
Net income per common share                $    .35      $    .31      $   1.02      $    .89
                                           --------      --------      --------      --------
Weighted average common shares
         outstanding                          9,551         8,207         9,378         6,560
                                           --------      --------      --------      --------

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       UNAUDITED
                                                      SEPTEMBER 30,  DECEMBER 31,
                                                      -------------  ------------
                                                          1996           1995
                                                        --------       --------
         ASSETS
Current assets:
  Cash and cash equivalents                             $  7,299       $  2,055
  Certificates of deposit                                  8,138          6,717
  Accounts receivable, net                                11,137          7,302
  Inventories                                             11,256          7,425
  Prepaid and other                                        1,526          1,355
                                                        --------       --------
         Total current assets                             39,356         24,854
Property, plant and equipment, net                        18,781         14,812
Goodwill and other assets, net                            12,541         10,402
                                                        --------       --------
                                                        $ 70,678       $ 50,068
                                                        --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                     $  2,403       $  4,600
  Accounts payable                                         6,820          3,665
  Accrued expenses                                         9,821          5,552
                                                        --------       --------
         Total current liabilities                        19,044         13,817
Long-term debt                                               376          6,919
Deferred income taxes                                        284            284
                                                        --------       --------
         Total liabilities                                19,704         21,020
                                                        --------       --------
Shareholders' equity:
  Common stock                                               947            545
  Additional paid-in capital                              27,076         15,088
  Retained earnings                                       26,444         16,908
  Adjustment to predecessor basis                         (3,493)        (3,493)
                                                        --------       --------
         Total shareholders' equity                       50,974         29,048
                                                        --------       --------
                                                        $ 70,678       $ 50,068
                                                        --------       --------

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      -----------------
                                                                     1996           1995
                                                                     ----           ----
Cash flows from operating activities:
  Net income                                                      $  9,536       $  5,906
  Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization                                  1,188            524
      Changes in operating assets and liabilities:
         Accounts receivable                                        (3,835)        (4,716)
         Inventories                                                (3,831)          (833)
         Prepaid and other                                            (128)           586
         Accounts payable                                            3,155          3,097
         Accrued expenses                                            4,269          2,384
                                                                  --------       --------
              Net cash provided by operating activities             10,354          6,984
                                                                  --------       --------
Cash flows from investing activities:
  Additions to property, plant and equipment                        (4,834)        (2,881)
  Certificates of deposit                                           (1,421)        (8,655)
  Investment in supply joint ventures                               (2,505)          --
                                                                  --------       --------
          Net cash used by investing activities                     (8,760)       (11,536)
                                                                  --------       --------
Cash flows from financing activities:
  Proceeds from notes                                                2,200
  Repayment of long-term debt                                      (10,940)       (12,720)
  Proceeds from sale of common stock net of
       offering costs                                               12,390         15,283
  Payment of preferred stock dividends                                --             (152)
  Retirement of preferred stock                                       --             (900)
                                                                  --------       --------
          Net cash provided by financing activities                  3,650          1,511
                                                                  --------       --------
Net increase (decrease) in cash and equivalents                      5,244         (3,077)
Cash and equivalents at beginning of year                            2,055          5,331
                                                                  --------       --------
Cash and equivalents end of period                                $  7,299       $  2,254
                                                                  --------       --------

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation, have been included in the condensed consolidated financial statements for the interim periods ended September 30, 1996 and 1995. The results of operations for the three and nine month periods are not indicative of the results of operations to be expected for the full year ending December 31, 1996 or any other interim period.

(2)  INVENTORIES

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1996          1995
                                                        --------      --------
        Raw materials                                   $  8,673      $  4,670
        Work-in-process                                      633           580
        Finished homes                                     1,950         2,175
                                                        --------      --------
                                                        $ 11,256      $  7,425
                                                        --------      --------

(3)  SUBSEQUENT EVENT

         On September 5, 1996 the Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend which was distributed November 1, 1996. Shareholders equity at September 30, 1996 as well as all share and per share data have been adjusted to give effect to this split.

         On October 25, 1996 the Company acquired 100% of the stock of Bellcrest Homes, Inc., a producer and manufacturer of homes in Millen, Georgia for $9.5 million in cash at closing and $3.5 million in potential incentive payments over the next three years based on certain performance criteria.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the Company's condensed financial statements expressed as a percentage of net sales:

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER  30,
                                                -------------               --------------
                                             1996          1995          1996          1995
                                           --------      --------      --------      --------

Net sales                                     100.0%        100.0%        100.0%        100.0%
Cost of sales                                  84.6          83.7          84.6          84.0
                                           --------      --------      --------      --------
Gross profit                                   15.4          16.3          15.4          16.0
Selling, general and administrative             6.3           5.8           6.7           6.0
                                           --------      --------      --------      --------
Income from operations                          9.1          10.5           8.8          10.0
Interest income (expense), net                   .3            .4            .2           (.4)
Income taxes                                    3.6           4.0           3.4           3.5
                                           --------      --------      --------      --------
Net income                                      5.8           6.9           5.6           6.1
                                           --------      --------      --------      --------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the three months ended September 30, 1996 increased by 57% to $57.5 million from $36.7 million for the three months ended September 30, 1995. The number of homes sold during the quarter increased 44% to 2,741 homes from 1,900 in the third quarter of 1995. Substantially all of the increase in homes sold resulted from Spirit which was acquired in October 1995. Multi-sectional homes increased to 22.9% of homes sold during the third quarter of 1996 from 15.8% in the same quarter of 1995. The average price of a home sold increased 8.4% to $20,967 in 1996 from $19,336 in 1995 due, in part, to the higher mix of multi-sectional homes and the higher price for the Spirit single-section homes.

         Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales during the third quarter of 1996 increased 58% to $48.6 million from $30.7 million for the third quarter of 1995. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased to $37 million and $6.7 million, respectively, for the third quarter of 1996 from $24.2 million and $4.1 million, respectively, for the third quarter of 1995 primarily as a result of increased sales volume. As a percentage of net sales, cost of sales for the third quarter of 1996 increased to 84.6% from 83.7% in the third quarter of 1995, due to increases in direct labor, warranty and other overhead costs including depreciation, repairs and supplies which were offset, in part, by decreases in raw materials. A portion of the increase in direct labor and certain of the overhead costs result from the opening of a new multi-sectional plant at Spirit during the quarter and from the ramp up of production of a second new single-section plant which started production in June 1996. As a result of this expansion, Spirit has had to significantly increase the size of its labor force which has resulted in approximately $300 thousand of costs as employees are recruited, trained and production levels are increased.

         Selling, general and administrative expenses for the third quarter of 1996 increased by 71% to $3.6 million from $2.1 million in the third quarter of 1995. As a percentage of net sales, selling, general and administrative expense increased to 6.3% for the third quarter of 1996 from 5.8% for the third quarter of 1995 as a result of higher selling and promotional costs, due in part to the higher percentage of such costs for sales at Spirit Homes.

         The Company expects that certain of the costs associated with the training of employees and the ramp up of production at its two new Spirit plants will continue into the fourth quarter of 1996. These costs coupled with increasingly competitive conditions in its market at the retail or dealer level will restrain future income growth. Accordingly, the Company anticipates that its earnings per share for the fourth quarter of 1996 will be equal to or slightly below the $.33 per share Belmont reported in the fourth quarter of 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

         Net sales for the nine months ended September 30, 1996 increased 75% to $170.6 million from $97.3 million for the nine months ended September 30, 1995. The number of homes sold increased 62% to 8,198 in 1996 from 5,073 in 1995. Of this increase, 72% was attributable to Spirit Homes which was acquired in October 1995. Increases in the average home selling price due to price and mix changes also contributed to the dollar increase in 1996 sales.

         Costs of sales for the nine months ended September 30, 1996 increased 77% to $144.3 million from $81.7 million for the nine months ended September 30, 1995. Costs of raw materials and direct labor increased to $108.5 million and $19.8 million, respectively, in 1996 from $63.9 million and $10.3 million, respectively, in 1995 primarily as a result of increased sales volume. As a percentage of net sales, cost of sales for the nine months ended September 30, 1996 increased to 84.6% from 84% due primarily to increased direct labor and warranty costs which were offset in part through reduced raw material costs.

         Selling, general and administrative expenses for the nine months ended September 30, 1996 increased 92% to $11.3 million from $5.9 million in the comparable period of the prior year. As a percentage of net sales, selling, general and administrative expense increased to 6.7% for the nine months ended September 30, 1996 from 6.0% for the nine months ended September 30, 1995 as a result of higher selling and promotional costs, due in part to the higher percentage of such costs at Spirit Homes, and to higher legal and professional costs associated with the Company's acquisition program.

         Net interest income was $384 thousand for the nine months ended September 30, 1996 compared with net interest expense of $401 thousand for the nine months ended September 30, 1995. In January 1996 the Company used a portion of the proceeds of a secondary public stock offering to retire substantially all outstanding interest bearing debt.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and equivalents including certificates of deposit were $15.4 million at September 30, 1996 compared to $8.8 million at year end December 31, 1995.

         In January 1996 the Company raised approximately $11.8 million in net cash proceeds from the secondary sale of 800 thousand shares of stock to the public. Approximately $10.9 million of these proceeds were used to retire all but $623 thousand of interest bearing debt. During the third quarter the Company borrowed $2.2 million under a bank line of credit pursuant to the new plant expansion at Spirit. In June 1995 the Company raised $15.3 million in net cash proceeds from the initial sale of its stock to the public and used $13.8 million for the retirement of debt and preferred stock. As a result of these transactions, net cash provided by financing activities for the nine months ended September 30, 1996 was $3.7 million compared with $1.5 million for the nine months ended September 30, 1995.

         Net cash provided by operating activities was $10.4 million for the nine months ended September 30, 1996 compared to $6.9 million for the nine months ended September 30, 1995 primarily as a result of the increase in net income to $9.5 million for the nine months ended September 30, 1996 from $5.9 million in the comparable period of 1995. Accounts receivable are funded by approved dealer floor-plan financing and usually are collected within 15 days. All homes are manufactured against orders, and currently, no homes are produced for inventory.

         The Company utilized $4.8 million for the purchase of property, plant and equipment during the nine months ended September 30, 1996 compared with $2.9 million during the nine months ended September 30, 1995. Expenditures during 1996 were for the addition of two plants at Spirit Homes while the expenditures in 1995 were for the completion of the Company's fourth plant at Belmont. In addition, during 1996 the Company has utilized $2.5 million for investment in two raw material supply joint ventures which will produce passage doors, paneling and cabinet doors.

         On October 1, 1996 the Company announced its intention to utilize approximately $2.5 million for the construction of a new 100,000 square foot plant for the production of a new line of multi-sectional homes. The Company expects that this facility will be completed by March 1997 and will be financed through existing cash resources.

         On October 25, 1996 (subsequent to the condensed consolidated balance sheets included herein) the Company acquired 100% of the stock of Bellcrest Homes, Inc. a producer and manufacturer of homes in Millen, Georgia for $9.5 million in cash at closing and $3.5 million in potential incentive payments over the next three years based on certain performance criteria. The Company financed this purchase through existing cash resources including borrowing $5 million under its bank credit lines.

         The Company plans to continue its current growth strategy of entering into supply joint ventures and acquiring or constructing new production facilities when necessitated by consumer demand. In order to provide any additional funds necessary for the continued pursuit of this growth strategy, the Company may incur, from time to time, additional short- and long-term bank indebtedness, including mortgage loans and industrial revenue bond financing, and may issue, in public or private transactions, equity and debt securities, the availability and terms of which will depend upon market and other conditions.

         The Company's backlog at September 30,1996 was approximately $23.5 million compared to $26.1 million at September 30, 1995. The Company considers its order backlog to be firm orders and has had limited cancellation experience to date.

         Certain forward-looking statements in this Quarterly Report on Form 10-Q (including, without limitation, statements regarding the growth and financing strategies of the Company, projections of revenues, income, earnings per share or other financial items) involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions; industry trends; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability, terms and development of capital; changes in or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company.


                           PART II--OTHER INFORMATION



Item 6.
         (a) Exhibits
             Exhibit 27. Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K

             (i) The Company filed a report on Form 8-K (Item 5) announcing its agreement in principle with Bellcrest Homes, Inc. on August 22, 1996.

             (ii) The Company filed a report on Form 8-K (Items 2 and 5) on
                  November 12, 1996 announcing the closing of its acquisition of Bellcrest Homes, Inc. and certain matters with respect to its President and Chief Executive Officer, Jerold Kennedy.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BELMONT HOMES, INC.


Date:  November 11, 1996              /s/ Jerold Kennedy
                                      ------------------------
                                      President And CEO



Date:  November 11, 1996              /s/ William A. Sheffield
                                      ------------------------
                                      Chief Financial Officer