Form 10-K
period 1996-12-31
BELMONT HOMES INC
filed 1997-03-31
CIK 934651

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996) FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _____________ TO _______________.

                           COMMISSION FILE NO. 0-26142

                               BELMONT HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MISSISSIPPI                               64-0834574
-------------------------------------------   ----------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


HIGHWAY 25 SOUTH, INDUSTRIAL PARK DRIVE, BELMONT, MISSISSIPPI       38827
--------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)


        Registrant's telephone number, including area code: 601-454-9217
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
      Title of Each Class                           on Which Registered
--------------------------------             ----------------------------------
               NONE                                        NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.10 PAR VALUE PER SHARE
                     --------------------------------------
                                (Title of Class)

                           Indicate by check mark whether the registrant: (1)
has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

                           Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                           The aggregate market value of the shares of Common
Stock (based upon the closing price of these shares in the over-the-counter market on March 25, 1996) of the registrant held by nonaffiliates on March 25, 1997 ($8.75 per share), was approximately $61,692,000.

                           As of March 25, 1997, 9,467,000 shares of the
registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Documents incorporated by reference and the part of Form 10-K into which the document is incorporated:

                  Portions of the Registrant's Proxy
                  Statement Relating to the Annual Meeting of
                  Shareholders to be held on June 3, 1997...........Part III

                           FORWARD-LOOKING STATEMENTS

                  This report contains forward-looking statements regarding the business and industry of Belmont Homes, Inc. (the "Company"), including, without limitation, those regarding the integration of the businesses of its subsidiaries, the growth and financing strategies of the Company, projections of revenues, income, earnings per share or other financial items, the effective implementation of the Company's business or growth strategy, the adequacy of the Company's capital resources and other statements regarding trends relating to the manufactured home industry and various other items involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance and achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions; industry trends; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability, terms and development of capital; changes in or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; the availability of other forms of housing; the availability of consumer credit; general inflationary pressures; the growing number of dealers and manufacturers operating in the Company's markets; and government regulation.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

                  The Company produces and markets a variety of single- and double-section manufactured homes under a variety of brand names through approximately 410 dealers and 550 sales centers in 20 states, primarily in the southern United States. The Company has long-established relationships with most of its dealers, and management believes these relationships contribute significantly to the Company's selling efforts. The Company targets its homes to a variety of price points within the moderately-priced segment of the manufactured housing market. The Company's single-section homes range in size from 672 square feet to 1,280 square feet and sell at retail prices between $12,500 and $34,100. The Company's double-section homes range in size from 1,040 square feet to 2,356 square feet and sell at retail prices between $20,000 and $59,600. The Company manufacturers homes in 11 production facilities, five of which are located in Mississippi, four of which are located in Arkansas, and two of which are located in Georgia. The Company believes that its clustering approach to manufacturing enables the Company to achieve certain economies of scale unavailable to manufacturers with decentralized operations. The Company, which was incorporated in Mississippi in 1993, is a successor to a business which commenced operations in 1987.

OPERATIONS

                  The Company's operating strategy is to produce, at a low manufacturing cost, practical and high quality homes that are competitively priced. The following are the key elements of the Company's operating strategy:
(i) to produce practical homes at affordable prices; (ii) to produce low-cost homes in clustered manufacturing facilities; (iii) to increase penetration in existing markets and (iv) to expand the Company's geographic presence and manufacturing capacity.

                  The Company strives to offer homes with standard features at competitive prices at a variety of price points within the manufactured housing market. The designs of the Company's manufactured homes emphasize basic features, including central heating and a kitchen with a refrigerator and a range. Most optional features permit the consumer to customize the home.

                  The Company strives to produce high quality homes at the lowest manufacturing cost possible. In contrast to competitors that operate decentralized production facilities, the Company clusters its production facilities. As a result, the Company is able to utilize a centralized management team and sales staff for each cluster. Within a cluster, each facility is dedicated to the production of a particular type of home. This specialized production system allows the Company to schedule longer production runs of each type of floor plan, resulting in higher volume, lower manufacturing costs and, the Company believes, improved quality. A production run often includes more than 30 floors of the same floor plan. The Company currently has five facilities clustered in and around Belmont, Mississippi, and four facilities located approximately ten miles apart in Conway and Bigelow, Arkansas. In addition, with the acquisition of Bellcrest Homes, Inc. ("Bellcrest") in October 1996, the Company added two facilities clustered in the Millen, Georgia area.

                  The Company intends to increase its penetration of its primary and secondary markets by increasing the number of dealers selling its homes in each of the 20 states in which the Company's products are currently sold. The Company plans to continue to concentrate its efforts on the southern region of the United States because of its dealer and customer relationships and the substantial opportunity for growth which management believes this region offers.

ACQUISITIONS

                  The Company's acquisition strategy is to acquire manufacturers that (i) produce manufactured homes which broaden and complement the Company's existing product lines, (ii) utilize a complementary independent dealer network,
(iii) operate facilities in areas which will expand the Company's geographic market and (iv) provide management of the Company with the opportunity to increase such manufacturer's floor production and operating margins by implementing the Company's clustered facility manufacturing philosophy and other operating procedures.

                  On October 25, 1996, the Company acquired all of the outstanding capital stock of Bellcrest Homes, Inc. for $9.5 million in cash. Further, if certain performance criteria are met by Bellcrest, additional payments equal to $3.5 million will be paid by the Company to the former shareholders of Bellcrest. With the acquisition of Bellcrest, the Company operates 11 manufacturing facilities with an estimated aggregate annual production capacity of 26,650 floors. The acquisition of Bellcrest broadened the Company's product lines and strengthened the Company's capacity to produce multi-section homes. Bellcrest's single-section homes range in size from 924 square feet to 1,280 square feet and sell at retail prices between $22,100 and $34,100. Bellcrest's double-section homes range in size from 1,144 square feet to 2,396 square feet and sell at retail prices between $33,300 and $59,600. Bellcrest's net sales for the fourth quarter of 1997 were approximately $11.8 million. Multi-section homes have historically accounted for more than two-thirds of the annual sales of Bellcrest.

                  Although the Company has engaged in preliminary discussions with respect to potential acquisitions, it does not have any agreements or understandings with respect to the acquisition of any additional manufacturers or facilities.

INDUSTRY OVERVIEW

                  A manufactured home is a complete single-family residence that is built in a production facility and transported to either a dealer or a home site. Manufactured homes offer many of the amenities of, and are generally constructed with the same materials as, site-built homes. The manufactured homes are built in floors, with homes consisting of one or more floors. Multi-section homes are joined at the home site by the dealer or an independent installer. Manufactured homes must meet the national construction and safety standards building code administered by Housing and Urban Development ("HUD"), which sets specified industry-wide levels of quality relating to design, materials and performance standards.

                  Manufactured housing has historically been one of the most affordable alternatives for the home buyer. As a result of manufacturing efficiencies, manufactured homes can be purchased at a lower cost per square foot than site-built homes. According to the U.S. Census Bureau, in 1994 the average retail cost per square foot was $22.03 for a single-section manufactured home and $27.41 for a double-section manufactured home, as compared to an average of $58.65 for a site-built home. Because of the lower cost of manufactured homes as compared to site-built homes, manufactured homes traditionally have enabled first-time home buyers and retirees to overcome the obstacles of large down payments and high monthly mortgage payments.

                  According to statistics published by the Manufactured Housing Institute ("MHI"), the manufactured housing industry's share of the single-family housing market has increased from 25.7% of total single-family homes sold in 1992 to 32.4% in 1996. The following table shows the level of new domestic single-family housing sales and shipments and the portion of such sales and shipments represented by manufactured and site-built homes:

                                                                                YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------------
                                                              1992           1993          1994         1995          1996
                                                              ----           ----          ----         ----          ----
                                                                           (In thousands, except percentages)
New single-family site-built homes sold(1)..............       610           666           670           667          757
New single-family manufactured homes shipped............       211           254           304           340          363
                                                               ---           ---           ---         -----        -----
          Total.........................................       821           920           974         1,007        1,120
                                                               ===           ===           ===         =====        =====
New manufactured homes as a percentage of total(1)......      25.7%         27.6%         31.2%         33.7%        32.4%

---------------
(1) New single-family site-built homes sold exclude contractor-built and owner-built homes and rental properties. For example, in 1994, contractor-built and owner-built homes and rental properties accounted for an aggregate of 526,000 single-family housing starts.

                  According to the MHI, domestic shipments of manufactured homes declined by 42.1% from a peak of 295,079 in 1983 to a low of 170,713 homes in 1991. Management of the Company believes that the principal causes for this decline include economic downturns in certain oil and gas producing states and the deterioration of general economic conditions culminating in the most recent national recession. Additionally, excess site-built housing inventories, contraction in the availability of financing and high levels of apartment vacancies and repossessed manufactured housing inventories contributed to the decline in manufactured home sales in certain regions. As a result of these conditions, the number of manufacturers in the industry fell from 185 in 1983 to 85 in 1991. This trend, however, has reversed, resulting in increased competition for the Company. In 1996, the number of manufacturers increased to 98 companies with 313 plants, from 92 companies with 285 plants in 1995.

                  While the industry has historically been seasonal, with lower shipments occurring in the first and last part of each calendar year, prior to 1996 and since 1991, the manufactured housing industry had experienced a significant increase in sales during these and other periods, slightly reducing the seasonality that has affected the industry. According to the MHI, nationwide shipments in 1996 increased 7% to 363,411 homes from 339,601 homes in 1995, while industry shipments in the Company's primary and secondary markets increased by 12.2% and 5.7% respectively. However, according to MHI, monthly industry shipments declined 5.5% in November 1996 and 4.5% in December 1996 compared to same month sales in 1995. The November 1996 decline was the first such monthly decline since December 1991. This decline in fourth quarter shipments represents a return to the seasonality historically present in the manufactured housing industry. The Company expects that this seasonality will be present in the first and fourth quarters of 1997.

                  According to MHI, 1996 was the first year in the history of the manufactured housing industry that sales of multi-section homes surpassed sales of single-section homes. In 1996, industry shipments of multi-section homes increased to 52.2% of all manufactured homes sold in the United States during the year, from 48.8% in 1995. The Company's shipments of multi-section homes in 1996 increased to 25.8% or 2,870 homes of the total homes sold by the Company during the year, from 17% or 1,335 multi-section homes sold in 1995. Approximately 74% of the homes sold by the Company during 1996 were, therefore, single-section homes. During the fourth quarter of 1996, although the Company's shipment of homes increased 5% to 2,905 homes (primarily as a result of the Company's acquisition of Bellcrest in October 1996), when compared to sales of 2,766 homes in the fourth quarter of 1995, sales of the Company's single-section homes decreased 12.5% during the fourth quarter of 1996 to 2,000 homes, when compared to sales of 2,287 single-section homes in the fourth quarter of 1995.

                  Although management believes the current level of industry shipments is sustainable based on continued favorable economic and demographic factors, it does believe that industry conditions have recently become significantly more competitive and seasonal. Management of the Company believes that this increased competition is primarily the result of the increasing number of manufacturers and plants operating in the industry, together with a related increase in the number of independent and other retail dealers operating in the Company's territory. The return of seasonality is consistent with historical trends present in the industry. Management also believes, based upon recent trends, that the multi-section segment of the industry has become more competitive among manufacturers and more attractive to purchasers of manufactured housing. Management believes that this increased competition and return to seasonality could adversely effect the Company's future sales and results of operations.

PRODUCTS

                  The Company strives to offer homes with standard features at competitive prices at a variety of price points within the moderately-priced segment of the manufactured housing market. Management believes that the acquisition of Bellcrest increased the breadth of the Company's products, especially in the multi-sectioned product line.

                  PRODUCT LINES. The Company sells its homes under the Premier, Glenwood, Delta, Spirit, River Valley, Bellcrest and other brand names. The number of floor plans offered in each line, range of sizes and retail prices, and percentage of Company sales for the year ended December 31, 1996 in each such line are as follows:

                                          TOTAL FLOOR                                            PERCENTAGE OF SALES FOR YEAR ENDED
BRAND NAME                 TYPE          PLANS OFFERED     SIZE (SQ. FT.)   RETAIL PRICE RANGE             December 31, 1996 (1)
----------            --------------     -------------     --------------   ------------------   -------------------------------

Premier,             Single-section             81            672 - 1,216     $12,500 - $30,000                  42%
Glenwood, Delta

Premier,             Double-section             21          1,040 - 1,976     $20,000 - $55,000                  23%
Glenwood, Delta

Spirit/River Valley  Single-section             16            896 - 1280      $19,500 - $27,800                  19%

Spirit/River Valley  Double-section             22          1,120 - 2,180     $28,500 - $48,700                  11%

Bellcrest            Single-section             66            924 - 1,280     $22,100 - $34,100                   1%

Bellcrest            Double-section             87          1,144 - 2,356     $33,300 - $59,600                   4%

                     Total                     293                                                            100.0%
                                               ===                                                            =====



         The Company's product lines differ primarily in terms of price, size, style and quality of furnishings. Premier homes contain two to four bedrooms, a living room, dining room, kitchen, one or two bathrooms and standard features such as central heating, a range, refrigerator, furniture, carpet and draperies. Optional features which may be added to the standard models include, among other things, fireplaces, vaulted ceilings and patio doors. The Glenwood line features more expensive carpet, cabinets, draperies, furniture and appliances than the Premier line. Spirit homes contain a more elaborate floor plan and more elaborate presentation than Premier homes. Standard features include vaulted textured ceilings in certain rooms, a range, refrigerator, carpeting and draperies. Optional features added to the standard models include, among other things, fireplaces, vaulted textured ceilings throughout, hard board siding, shingled roofs and storm windows. The River Valley line features less expensive standard features and fewer options than the Spirit line. The Bellcrest line, which was acquired in October 1996, includes ten separate brands with homes offering a variety of standard and optional features similar to the Premier and Spirit lines.

                  DESIGN AND COSTING. The Company designs its homes to provide attractive, practical features at affordable prices. The Company believes that it has been able to develop designs that are responsive to consumers' needs while maintaining low operating costs. In order to continue to provide practical homes at attractive prices, management annually reviews the Company's existing designs to determine which designs should be eliminated and which should be modified to respond to design trends, material availability or cost concerns. Additionally, in anticipation of trade shows, the Company seeks to develop several new single-section and double-section models each year.

                  To control costs, the Company places particular emphasis on the versatility of the designs so that a few basic features of each decor can be interchanged within a variety of styles. This flexibility offers the consumer additional variations of decors to suit their particular tastes. Additionally, the use of standardized floor plans permits the Company to take advantage of efficiencies of scale in scheduling. The Company also offers numerous combinations of exterior designs, including different colors of vinyl siding and hard board siding, trim and, on its double-section and Wind Zone homes, shingle roofing.

MANUFACTURING OPERATIONS

                  FACILITIES. The Company produces its manufactured homes in 11 facilities, five of which are located in Mississippi, four of which are located in Arkansas and two of which are located in Georgia. The Company's facilities generally operate on a one shift per day, five days per week basis, 50 weeks per year. A production manager oversees operations in each facility with the assistance of five or eight foremen, each of whom is responsible for a particular stage of the production process. The following table provides certain information with respect to the Company's manufacturing facilities:

                                  DATE OPENED
                     FACILITY     OR ACQUIRED                         SQUARE FEET                CAPACITY(1)
                     --------     -----------                         -----------                -----------
                                                                                                 (IN FLOORS)
Belmont, MS             1         March 1988                            77,000                       1,750
                        2         October 1992                          54,000                       2,600
                        3         December 1993                         80,000                       2,500
                        4         March 1995                           104,000                       4,100

Clarksdale, MS          1         August 1995                           86,000                       2,000

Conway, AK              1         October 1995 (2)                      91,000                       2,100
                        2         October 1995                          79,500                       1,300
                        3         June 1996                            110,000                       3,400
                        4         September 1996                       110,000                       3,400

Millen, GA              1         October 1996                          66,000                       2,000
                        2         October 1996                          56,000                       1,500

                                                  TOTAL                913,500                      26,650
                                                                       =======                      ======


----------

(1) Capacity figures are estimates of management on the basis of one shift per day, five days per week, 50 weeks per year.
(2)      The Company leases this facility on a month-to-month basis.

                  Based on significant increases in Company sales of double-section homes in the past five years, management believes that the demand for double-section homes will continue to increase as a percentage of manufactured housing sales, while the market for 14-foot single-section homes will continue to decline, consistent with the Company's recent experience. As a result, the Company generally utilizes its larger production facilities to produce double-section homes and its smaller production facilities to produce single-section homes.

                  The Company's production facilities are clustered, which allows management to minimize the duplication of personnel necessitated by having production facilities located in different states or regions, enhance quality control and to reduce start-up costs of additional facilities. The Company believes it realizes specific cost savings by having one purchasing staff responsible for the procurement, handling and storage of inventory for its clustered production facilities. Additionally, the Company is able to utilize one sales staff for each cluster of its facilities. Manufacturers generally provide dealers with their products within a limited radius based upon the cost of transporting the home to the dealer. The cost savings resulting from the Company's centralized operations and transportation arrangements permit the Company to expand the radius of its dealer network and still offer its homes at competitive prices.

                  SCHEDULING. Because management believes that the efficient scheduling of production is essential to its success, the Company generally schedules lengthy production runs of each type of floor plan in each of its facilities. Management believes that the Company's scheduling system results in the production of better quality homes in a more efficient manner. Employees at each facility construct the same home in repetition during a production cycle, which familiarizes the employees with their roles in the manufacturing process for the particular type of home. The employees become more efficient in performing their tasks, and the quality of their workmanship improves as a result of this repetition. The Company's sales personnel verify each order before it is scheduled for production, because dealer orders are subject to cancellation prior to manufacture for a variety of reasons.

                  RAW MATERIALS. The principal materials used in the production of the Company's homes include lumber, gypsum, particleboard, paneling, insulation, steel, wiring, plumbing, carpet, vinyl, linoleum, fasteners and hardware items, appliances, electrical items, windows and doors. These materials and components are generally readily available and are purchased by the Company from numerous sources on standard industry terms, which generally require payment within 30 days and offer a 2% discount for payment within ten days. The proximity of the Company's suppliers permits the delivery of such materials on an as-needed basis, thereby reducing the need to maintain a significant inventory of raw materials. No supplier accounted for more than 12.3% of the Company's raw material purchases during 1996. While the Company is dependent upon the timely delivery of such raw materials to its facilities, the loss of any one supplier would not have a material effect on the Company. The Company purchases the appliances for its homes from General Electric, but the Company is not a party to and does not intend to enter any long-term contracts with suppliers. The Company believes its current policy of purchasing from many suppliers enables it to benefit from lower costs and avoid any supply problems caused by using one source of raw materials.

                  During the second half of 1996, the Company invested an aggregate of approximately $2.5 million in two joint ventures. The first joint venture, in which the Company invested with Cavalier Homes, Inc. ("Cavalier"), produces laminated wallboard, paneling and interior doors. The second joint venture, in which the Company invested with Cavalier and Southern Energy Homes, Inc., produces cabinet doors. The majority of the 1996 sales for these joint ventures were to the respective joint venture partners. The Company expects such sales to increase as the full-year requirements of the joint venture partners are met and through sales to unaffiliated parties. The Company believes that prices charged by these joint ventures for materials are competitive with the Company's other sources of materials.

                  Management believes that the size of its purchases allows it to obtain favorable volume discounts. The Company's costs of operations, however, can be significantly affected by the availability and pricing of raw materials. Sudden increases in demand for construction materials, particularly lumber and insulation, can greatly increase the costs of production. In the past, the Company has added a lumber surcharge to the price of its homes to offset anticipated lumber price increases the Company may experience. While the Company historically has been able to reflect a significant portion of raw material cost increases in its current prices by anticipating such increases, such raw material cost increases cannot always be reflected immediately in the Company's prices, especially in backlog orders for which price adjustments are not made, and, consequently, may adversely affect the Company's profitability.

                  QUALITY CONTROL. The operation of clustered production facilities allows the dedication of each facility to a particular type of home, which permits lengthy production runs of the same floor plan. Increased repetition makes employees more proficient, which results in improved quality. The Company adheres to strict quality standards, which management believes equal or surpass standards enforced by HUD, and continually refines its production procedures to increase productivity and reduce warranty claims. Personnel at each of the Company's facilities track and correct production deficiencies at various stages of production that are attributable to the manufacturing process. In accordance with HUD requirements, an independent HUD-approved, third-party inspector inspects each of the Company's manufactured homes for compliance during construction at the Company's manufacturing facilities.

                  Before a home moves from one production station to another, the foreman in charge of the station inspects the home. The Company also employs inspectors who perform a final inspection prior to shipping each home. One of the inspectors serves as quality control manager and reports the results of the inspections directly to the President of the Company. In addition, the quality control manager, the other inspectors and all foremen meet daily to review problems in production and to suggest improvements to the manufacturing process. Each facility must be certified in accordance with HUD requirements prior to its opening for production.

                  TRANSPORTATION. The Company uses a combination of its own drivers and common carriers to deliver its homes. The trucks used by the Company's employee drivers are owned by the driver and leased to the Company. Each lease is terminable by either party upon 30 days notice. Management believes that an employee driving his own truck will take better care of both the truck and the home being delivered. The manufacturing facilities operate by Spirit Homes, Inc. ("Spirit" or "Spirit Homes") and Bellcrest, subsidiaries of the Company, utilize common carriers to deliver their homes.

SALES AND DEALER NETWORK

                  The Company sells manufactured homes through approximately 410 dealers and 550 sales centers in 20 states, principally in the southern United States. Approximately 80% of the Company's sales during 1996 occurred in its primary market states of Alabama, Arkansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. Management believes that the quality of its independent dealer network has been, and will continue to be important to the Company's performance. For the year ended December 31, 1996, net sales at the Company's ten largest dealers accounted for approximately 20%.

                  Management believes that providing attractive and well-built homes at affordable prices is essential to recruiting and retaining dealers. The Company provides each dealer with a territory which the Company considers exclusive. Although not contractually bound to maintain any exclusive territories on behalf of its dealers, management believes this practice encourages dealer loyalty. The Company markets its homes to dealers through target mailings, trade publications and participation in regional trade shows and participates in advertising campaigns of its dealers on a cooperative basis. Additionally, the Company supports its dealers through the distribution of floor plan literature and brochures. The Company's strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer satisfaction, product design, quality and price.

                  The Company's senior management and sales personnel maintain personal contact with the Company's independent dealers. Each member of the Company's sales staff focuses on a particular region or state and is paid a commission based upon the sales generated. The Company gives its sales personnel considerable discretion in the amount and nature of contact with the independent dealers in their territory, which allows the independent dealers to receive individualized service. Because these independent dealers have significant influence over a retail customer's purchase decision, the Company encourages its independent dealers to promote the Company's homes, monitors each independent dealer's inventory and offers a volume purchase rebate to all of its independent dealers. The Company also sponsors activities with dealers at trade shows and rewards certain dealers with expense-paid promotional trips. The Company does not have formal marketing agreements with its independent dealers, and substantially all of the Company's dealers also sell homes of other manufacturers.

WARRANTIES AND SERVICE

                  The Company provides the initial consumer with a HUD-mandated one-year limited warranty on the structure of the home. The Company also offers a 90-day warranty on plumbing and electrical components. In addition to the Company's warranty, direct warranties are provided by the manufacturers of the components, appliances and floor covering included in the homes. Upon delivery of a home, the dealer completes a checklist detailing any needed repairs to the home and sends it to the Company's service manager, who is responsible for taking the necessary corrective action.

                  Warranty and service expense for the Company approximated 2.1% of net sales in 1995 and 3.2% of net sales in 1996. The Company maintains a warranty reserve which management believes is adequate to cover estimated warranty claims to be incurred and which to date has been sufficient to cover the Company's warranty expenses. The Company often incurs service expenditures after the warranty period has expired. Management believes that this practice increases dealer loyalty and maintains goodwill.

DEALER AND RETAIL FINANCING

                  Almost all of the Company's dealers finance their purchases through "floor plan" arrangements under which a financial institution provides the dealer with a loan for the purchase price of the home and receives a security interest in the home as collateral. In connection with a "floor plan" arrangement, the financial institution providing the financing customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the homes for an amount equal to the unpaid loan balance plus certain administrative and handling expenses. At December 31, 1996, the Company had a contingent repurchase liability under floor plan financing arrangements of approximately $86.1 million. The risk of loss under such repurchase agreements is mitigated by the fact that (i) sales of the Company's manufactured homes are spread over a large number of independent dealers, and
(ii) the price the Company is obligated to pay generally declines over the term of the repurchase agreement (generally 12 months). The costs incurred by the Company under such repurchase agreements have been nominal. No assurance can be given, however, that the Company will not suffer losses with respect to, and as a consequence of, these financing arrangements. The Company has no contingent liability with respect to any financing arrangement made by the home buyer to purchase his or her home from the dealer.

COMPETITION

                  The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon factors including total price to the dealer, product features, quality, warranty repair service and the terms of dealer and retail customer financing. A number of firms such as Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Oakwood Homes Corporation and Clayton Homes, Inc., among others, have been operating longer and possess greater manufacturing, financial and other resources than the Company, and there are numerous firms producing manufactured homes in the states in which the Company operates, many of which are in direct competition with the Company in the states where its homes are sold. Certain of the Company's competitors provide customers with financing from captive finance subsidiaries. Additionally, management believes that a significant amount of new manufactured housing production capacity has been developed in the past three years and that the number of retail dealers has increased during the same period. A downturn in the manufactured housing industry could result in excess industry capacity, which in turn could result in increased competition adversely affecting the Company's results of operations or financial condition. In addition, the Company competes with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. While management believes that mortgage financing has generally become more available in the manufactured housing industry in recent years, a contraction in consumer credit could provide an advantage to those competitors with internal financing capabilities. Manufactured homes also compete with site-built homes, as well as apartments, townhouses, condominiums and existing site-built and manufactured homes. See "Business - Industry Overview."

                  The barriers to entry into the manufactured housing industry are relatively low. Management believes, however, that the qualifications for obtaining inventory, accounts receivable and finished goods financing, which are based upon the financial strength of the manufacturer and each of its dealers, have in recent years become more difficult to meet.

REGULATION

                  The Company's business is subject to a number of federal, state and local laws. Construction of manufactured housing is governed by the National Manufactured Housing Construction and Safety Standards Act of 1974. In 1976, HUD issued regulations under this Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt conflicting state and local regulation on such matters. These regulations are subject to continual change. New wind load regulations became effective in July 1994 for certain hurricane-prone areas and new thermal protection standards affecting all regions of the country to a varying degree became effective October 1994. Despite the scope and strict enforcement of these regulations, there can be no assurance that one of the Company's homes will not be damaged or destroyed by an act of God, especially hurricanes and tornadoes. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved at the opening of each facility for compliance with applicable federal regulations by HUD-designated inspection agencies. An independent, HUD-approved third-party inspector checks each of the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing one or more of the Company's production facilities.

                  Manufactured, modular and site-built homes are all built with particleboard, paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The Company uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and that otherwise comply with HUD regulations in this regard. In addition, certain components of manufactured homes are subject to regulation by the CPSC which is empowered to ban the use of component materials believed to be hazardous to health and to require, through HUD regulations, the manufacturer to repair defects in components of its homes. The CPSC, the Environmental Protection Agency and other governmental agencies have in the past evaluated the effects of formaldehyde. Regulations of the Federal Trade Commission also require disclosure of a manufactured home's insulation specifications.

                  The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

                  The Company's manufactured homes are also subject to local zoning and housing regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims, but no claims have been made against the Company with respect to these bonds. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation and must be complied with by the dealer or other person installing the home.

                  The Company is subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations.

                  The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation, disposal and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with these regulations, and violations may result in the payment of fines or the entry of injunctions, or both. Furthermore, the requirements of such environmental laws and enforcement policies have generally become stricter in recent years. The Company currently does not believe it will be required under existing environmental laws and enforcement policies to expend amounts which will have a material adverse effect on its operating results or financial condition. The Company is unable to make any assurance, however, that the ultimate cost of compliance with environmental laws and enforcement policies will not have a material adverse effect on the operating results or financial condition of the Company.

EMPLOYEES

                  As of December 31, 1996, the Company employed 2,251 full-time employees involved in the following functional areas: manufacturing, 2,006; transportation, 55; sales, 30; field service, 47; administration and clerical, 94; and management, 19. The Company's manufacturing operations require primarily semi-skilled labor, and the personnel levels fluctuate with seasonal changes in production volume. The Company believes that it has a good relationship with its employees. None of the Company's employees is covered by a collective bargaining agreement, and the Company has never experienced any work stoppage.

TRADEMARKS

                  The Company has applied with the United States Patent and Trademark office to register "Belmont Homes," and "Spirit Homes," as trademarks. Management believes that the "Belmont Homes" and "Spirit Homes" marks have significant value and are important factors in marketing the Company's products.

INSURANCE

                  The Company maintains general liability and property insurance. The costs of insurance coverage vary generally, and the availability of certain coverage has fluctuated in recent years. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at reasonable rates. The Company also posts bonds in those states which require manufactured home producers to post such bonds to ensure satisfaction of consumer warranty claims. Additionally, the Company sponsors a self-funded group medical plan for its employees, which plan is administered by a third party. The plan has obtained reinsurance coverage which limits the Company's liability thereunder.

ITEM 2.  PROPERTIES

                  The Company's facilities are described in Item 1 under the caption "Manufacturing Operations - Facilities." The Company owns all of its properties except for the production facility in Conway, Arkansas, which is leased on a month-to-month basis. The Company believes that its facilities are adequate for its current production needs and that adequate space for expansion is available should additional production capacity be required.

ITEM 3.  LEGAL PROCEEDINGS

                  The Company is, from time to time, a party to litigation which arises in the normal course of its business. The Company does not have pending any litigation that, separately or in the aggregate, is expected to have a material adverse effect on the operating results or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS


                  The Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol BHIX. The following table sets forth the range of high and low sales prices on Nasdaq for the two most recent fiscal years, as reported by Nasdaq:

              1995                                   High(1)    Low (1)
              ----                                   -------    -------
         Second Quarter............................  $ 6.92     $ 6.00
         Third Quarter.............................   10.17       6.50
         Fourth Quarter............................   13.33       9.33

              1996
              ----
         First Quarter.............................  $12.33     $10.25
         Second Quarter............................   15.83      11.83
         Third Quarter.............................   17.42      12.08
         Fourth Quarter............................   18.67       8.06

              1997
              ----
         First Quarter (through March 25, 1997)....  $10.75     $ 7.62

-----------------------

(1) High and low sales prices have been adjusted to reflect a three-for-two stock split distributed to the Company's shareholders on November 1, 1996.

                  The high and low sale prices shown above reflect the fact that the Company closed its initial public offering on June 8, 1995. As a result, high and low sales prices are not given for the first quarter of 1995. As of March 25, 1997, there were approximately 108 record holders of the Company's Common Stock.

                  The Company historically has retained and currently intends to retain all earnings to finance the development and expansion of its operations and, therefore, does not anticipate paying cash dividends or making any other distributions on its shares of its common stock in the foreseeable future. Furthermore, the Company's credit facilities contain restrictions on the Company's ability to pay dividends. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operations, financial condition, business opportunities, capital requirements and such other factors as the Board of Directors may deem relevant.

                  In connection with the Company's acquisition of Bellcrest, the Company issued to a former shareholder of Bellcrest warrants to purchase 75,000 shares of the Company's common stock for approximately $14.66 per share (the "Warrant"). The Warrant contains customary antidilution provisions, expires on October 25, 2001, and is subject to the terms of the Registration Rights Agreement dated October 25, 1996, between the Company and the holder of the Warrant. The Warrant was issued by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.



ITEM 6.           SELECTED FINANCIAL DATA

                                   Predecessor (1)
                             ---------------------------
                                                  Period From
                                             -----------------------
                         Year Ended          Jan 1 to       Jun 1 to      Pro                       -------------------------
                         December 31,        May 31,        Dec 31,       Forma                      Year Ended December 31,
                      --------------------------------------------------------------------------------------------------------------
(in thousands, except
per share date)                1992              1993          1993           1993             1994           1995          1996
                       -------------------------------------------------------------------------------------------------------------
INCOME DATA:
Net sales                     $41,441          $26,639       $44,125        $70,765         $107,423      $150,576       $234,050
Cost of sales                  35,869           22,941        37,027         59,988           89,902       127,165        197,801
                       -------------------------------------------------------------------------------------------------------------
Gross profit                    5,572            3,698         7,098         10,777           17,521        23,411         36,249
Selling, general
  and
  administrative
  expenses                      2,198            1,593         2,710          4,458            6,731         9,333         17,032
                       -------------------------------------------------------------------------------------------------------------
Income from
  operations                    3,374            2,105         4,388          6,319           10,790        14,078         19,217
Other income
  (expense),
  net                            (104)              34          (637)        (1,014)          (1,062)         (314)           420
Income taxes                       --               --         1,430          1,996            3,349         5,154          7,524
                       -------------------------------------------------------------------------------------------------------------
Net income                      3,270            2,139         2,321          3,309            6,379         8,610         12,113

Income tax
  adjustment                    1,242              789            --             --               --            --             --
                       ------------------------------------
Net income,
  adjusted for
  income taxes                $ 2,028          $ 1,350            --             --               --            --             --
                       ====================================
Preferred stock
  dividends                                                      (43)           (81)             (81)          (28)            --
Net income
  applicable
  to common
  stock                                                        2,278          3,228            6,298         8,582         12,113
                                                          ==========================================================================
Net income per
  common share                                                 $0.43          $0.61            $1.20         $1.23          $1.29
                                                          --------------------------------------------------------------------------
Weighted average
  common shares
  outstanding                                                  5,250          5,250            5,250         6,963          9,426
                                                          --------------------------------------------------------------------------

                                    Predecessor (1)
                                    ---------------
                                    Year Ended
                                    December 31,
                                  -----------------------------------------------------------------------------------
                                      1992               1993            1994            1995             1996
                                  -----------------------------------------------------------------------------------
OPERATING DATA:
Net sales per home sold              $15,009            $17,085         $17,709         $19,209          $21,080
Homes sold:
  Single section                       2,388              3,370           5,042           6,504            8,233
  Double-section                         373                772           1,024           1,335            2,870
                                  -----------------------------------------------------------------------------------
    Total                              2,761              4,142           6,066           7,839           11,103
                                  -----------------------------------------------------------------------------------
Percent double-section                  13.5%              18.6%           16.8%           17.0%            25.8%
                                  -----------------------------------------------------------------------------------
Manufacturing facilities                   1                  3               3               7               11


BALANCE SHEET DATA:
Total assets                           7,149             17,040          23,096          50,068           79,355
Long-term debt                         1,343             10,878           9,850           6,919            1,303
Shareholders' equity
   (deficit)                           4,079             (1,072)          5,307          29,048           53,847


-----------------

(1) Historical data of the Predecessor prior to the Predecessor Acquisition. See note one of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  The Company achieved record sales and profits in 1996 due to management's plant expansion strategy, a growing manufactured housing industry and the acquisition of Bellcrest Homes, Inc. during the fourth quarter. Net sales increased 55% to $234.1 million from $150.6 million last year, following a 40% increase in 1995. Net income increased 41% to $12.1 million compared to $8.6 million in 1995.

                  The manufactured housing market historically has been highly cyclical and seasonal and is influenced by many of the same national and regional economic and demographic factors which affect the overall housing market, including availability of financing, regional employment trends, consumer confidence and availability of alternative housing. Management believes long-term industry growth is, and will continue to be, most affected by the affordability of manufactured housing relative to site-built housing. According to MHI, industry shipments grew 7% to 363,411 homes in 1996, the fifth consecutive year of growth. Industry shipments increased 12% in 1995 and 20% in 1994. The Company's shipments continued to exceed the industry, increasing 42% to 11,103 homes in 1996; following gains of 29% in 1995 and 46% in 1994. However, monthly industry shipments declined 5.5% in November 1996 and 4.5% in December 1996 compared to same month sales in 1995. The November 1996 decline was the first monthly decline since December 1991. This decline in fourth quarter shipments represents a return to the seasonality historically present in the manufactured housing industry. The Company expects that this seasonality will be present in the first and fourth quarters of 1997.

                  During the fourth quarter of 1996, although the Company's shipment of homes increased 5% to 2,905 homes (primarily as a result of the Company's acquisition of Bellcrest in October 1996 and its higher mix of multi-section homes), when compared to sales of 2,766 homes in the fourth quarter of 1995, sales of the Company's single-section homes decreased 12.5% during the fourth quarter of 1996 to 2,000 homes, when compared to sales of 2,287 single-section homes in the fourth quarter of 1995.

                  Although management believes that the current level of industry shipments is sustainable based on continued favorable economic and demographic factors, it also believes that industry conditions have recently become significantly more competitive and seasonal. Management of the Company believes that this increased competition is primarily the result of the increasing number of manufacturers and plants operating in the industry, together with a related increase in the number of independent and other retail dealers operating in the Company's territory. The return of seasonality is consistent with historical trends present in the industry. Management also believes, based upon recent trends, that the multi-section segment of the industry has become more competitive among manufacturers and more attractive to purchasers of manufactured housing. Management believes that this increased competition and return to seasonality could adversely effect the Company's future sales and results of operations. See "Business - Industry Overview."

                  During the fourth quarter of 1996 the Company acquired Bellcrest, a manufactured housing company headquartered in Millen, Georgia for $9.5 million in cash and $3.5 million in potential incentive payments based on future operating criteria. In the fourth quarter of 1995, the Company acquired Spirit Homes, Inc. a manufactured housing company in Conway, Arkansas for $9.8 million in cash and notes.

                  The following table sets forth information derived from the Company's historical financial statements.

                                                     1994      1995      1996
                                                    ------    ------    ------
         Net sales                                  100.0%    100.0%    100.0%
         Cost of sales                               83.7      84.5      84.5
                                                    -----     -----     -----
         Gross profit                                16.3      15.5      15.5
         Selling, general and administrative          6.3       6.2       7.3
                                                    -----     -----     -----
         Income from operations                      10.0       9.3       8.2
         Other income (expense), net                 (1.0)      (.2)       .2
         Income taxes                                 3.1       3.4       3.2
                                                    -----     -----     -----
         Net income                                   5.9%      5.7%      5.2%
                                                    -----     -----     -----

1996 COMPARED TO 1995

         NET SALES. Net sales increased 55.4% in 1996 to $234.1 million from $150.6 million in 1995, on a volume increase of 41.6%. Homes sold increased 3,264 units to 11,103 in 1996 from 7,839 in 1995. The majority of this volume increase results from Spirit Homes which opened two new plants during the second half of 1996. In addition, approximately 14% or 458 homes are from the acquisition of Bellcrest during the fourth quarter of 1996. Multi-sectional homes increased to 25.8% of homes sold in 1996 from 17% in 1995. The average price of a multi-section home in 1996 was $30,687 compared with $30,583 in the prior year. Single-section homes increased 5.1% in average price to $17,731 in 1996 from $16,874 in 1995 due to price and mix changes.

         COST OF SALES. Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales increased 55.5% to $197.8 million in the current year from $127.2 million in 1995. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased in 1996 to $148.2 million and $26.9 million, respectively, from $98.6 million and $16.5 million in 1995. As a percentage of net sales, cost of sales was 84.5% for both 1996 and 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 82.8% to $17 million in 1996 from $9.3 million in the prior year, primarily as a result of higher dealer promotional costs, sales commissions and salaries supporting the higher sales. Dealer promotional costs increased to $6.6 million or 2.8% of net sales in 1996 from $2.6 million or 1.7% in 1995. Selling, general and administrative expense was 7.3% of net sales in 1996 compared to 6.2% in the prior year. The Company believes its selling and administrative expense as a percentage of net sales will increase in the future due primarily to increased dealer costs as a result of an increase in the number of dealers and manufacturers in its market territory. Selling expenses include commissions, advertising expenses, salaries for sales support personnel and sales incentives. General and administrative expenses include administrative salaries, bonuses, insurance costs, professional fees and goodwill amortization.

         INTEREST EXPENSE. Interest expense declined to $285 thousand in 1996 from $825 thousand in 1995 due primarily to the effect of debt reduction from the use of proceeds of the Company's secondary sale of stock in January 1996.

1995 COMPARED TO 1994

           NET SALES. Net sales increased 40.2% in 1995 to $150.6 million from $107.4 million in 1994, on a volume increase of 29.2%. Homes sold increased 1,773 units to 7,839 in 1995 from 6,066 in 1994. This volume increase results from the opening in March 1995 of the Company's fourth and largest plant at its Belmont cluster, the addition of a fifth plant purchased in August 1995 in Clarksdale, Mississippi, and the acquisition of Spirit Homes whose sales, from acquisition in October 1995, of 650 homes represent 37% of the total 1995 volume increase. The average price of a single-section home increased 8.3% to $16,874 in 1995 from $15,575 in the prior year while the average price of a double section home increased 8.4% to $30,583 from $28,218 in 1994. These increases in average price result from both price and mix changes, including the sale of higher priced vinyl siding and Wind Zone homes in 1995 not available in 1994.

           COST OF SALES. Cost of sales increased 41.4% to $127.2 million in 1995 from $89.9 in 1994. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased in 1995 to $98.6 million and $16.2 million, respectively, from $71.2 million and $10.7 million in 1994. As a percentage of net sales, cost of sales for 1995 increased to 84.5% from 83.5% due primarily to the higher manufacturing costs for Spirit Homes. Additionally, slightly higher manufacturing costs were incurred during 1995 as a result of the start up of two plants.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 38.7% to $9.3 million in 1995 from $6.7 million in 1994, primarily as a result of higher sales commissions and dealer rebates resulting from increased sales. Selling, general and administrative expense was 6.2% of net sales in 1995 compared to 6.3% in 1994.

           INTEREST EXPENSE. Interest expense declined to $825 thousand in 1995 from $1.2 million in 1994 primarily due to the effect of debt reduction from the use of proceeds of the Company's initial public stock offering in June 1995.


LIQUIDITY AND CAPITAL RESOURCES

           Historically the Company has financed its operations and capital requirements through debt borrowings and internally generated funds. Capital requirements have arisen primarily in connection with the expansion of production capacity and the increased working capital needs that have accompanied sales growth. In June 1995 the Company raised approximately $15.3 million in net cash proceeds from the initial sale of stock to the public. The net proceeds were used to repay all, then existing, outstanding long-term debt and to redeem all outstanding preferred stock including preferred stock dividends. In October 1995, the Company acquired all of the outstanding stock of Spirit for $2.4 million in cash, the issuance of $7.4 million of notes to the former shareholders and the assumption of certain indebtedness including $3 million for an Industrial Development Bond issue for the construction of two new plants. In January 1996, the Company raised approximately $11.7 million in net cash proceeds from a secondary public offering of its stock and used $10.4 million to retire the Spirit notes and bond. In October 1996, the Company acquired all of the stock of Bellcrest for $9.5 million in cash at closing and $3.5 million in potential incentive payments based on future performance criteria. The Company financed this purchase through the use of existing cash resources including the borrowing of $5 million under its principal bank credit line.

           Net cash provided by operating activities increased to $10.7 million in 1996 from $8.5 million in 1995 and $6.2 million in 1994. Accounts receivable are funded by approved dealer floor-plan financing and usually are collected within 15 days. All homes are manufactured against orders, and, currently no homes are produced for inventory. Changes in working capital accounts relate primarily to the increases in sales volume. The change in accounts payable relates primarily to the timing of payments to vendors.

           Net cash used by investing activities was $17.6 million in 1996, compared to $13.1 million in 1995 and $1.0 million in 1994. In 1996, an additional $1.5 million (net) was invested in certificates of deposit maturing within one year compared to $6.7 million (net) in 1995. Net capital expenditures were $5.9 million in 1996, $5.4 million in 1995 and $1.3 million in 1994. Net capital expenditures relate primarily to plant expansion including two new plants opened by Spirit Homes in 1996 and two plants added to the Belmont cluster in 1995. In addition, during 1996 the Company utilized $2.5 million for investment in two raw material supply joint ventures which will produce passage doors, paneling and cabinet doors.

           The Company's principal credit line is a $10 million facility that expires in May 1998. Borrowings bear interest at the bank's prime rate or LIBOR plus 2.65% and are secured by substantially all the assets of the Company. At December 31, 1996, the Company had outstanding borrowings under this line of $5 million which was borrowed to purchase Bellcrest.

           The Company believes that existing cash balances, cash flow from operations and the additional availability under its lines of credit will be adequate to fund the operations and expansion plans of the Company through 1997.

           The Company plans to continue its current growth strategy of acquiring or constructing new manufacturing facilities when necessitated by consumer demand. In order to provide any additional funds necessary for the continued pursuit of its growth strategy, the Company may incur, from time to time, additional short- and long-term indebtedness, and may issue, in public or private transactions, equity and debt securities, the availability and terms of which will depend upon market and other conditions. Although management believes that the combinations of these sources of funds will be sufficient to meet the Company's liquidity needs and its growth plans, there can be no assurance that such additional financing will be available on terms acceptable to the Company.

           There are no new accounting pronouncements the adoption of which would have a material effect on the Company's financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Appendix F.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997.

ITEM 11.   EXECUTIVE COMPENSATION

           This information is incorporated by reference from the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997, except that the Comparative Performance Graph and the Compensation Committee Report on Executive Compensation included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           This information is incorporated by reference to the Company's Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 3, 1997.

                                     PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           Index to Consolidated Financial Statements, Financial Statement Schedules and Exhibits

           (1) Consolidated Financial Statements and Report of Independent Certified Public Accountants: See Item 8 herein.

                    The Consolidated Financial Statements of the Company required to be included in Part II, Item 8, are indexed on Page F-1 and submitted as a separate section of this report.

           (2) All schedules, other than Schedule II - Valuation and Qualifying Accounts, are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

           (3)      Exhibits

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS

3.1      --   Restated Articles of Incorporation of the Registrant (1)
3.2      --   Bylaws of the Registrant (1)
4.1      --   Article 5 of the Restated Articles of Incorporation of the Registrant (included in Exhibit 3.1)(1)
4.2      --   Specimen of Common Stock certificate (1)
10.1     --   Registrant's 1994 Incentive Stock Plan (1)
10.2     --   Registrant's 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)
10.3     --   Manufacturer Agreement, dated March 21, 1988, between Registrant and Ford Motor Credit Company
              (successor to Meritor Creditor Corporation) (1)
10.4     --   Floorplan Repurchase Agreement, dated April 3, 1990, between Registrant and Bombardier Capital,
              Inc. (1)
10.5     --   Inventory Repurchase Agreement, dated September 30, 1993, between Registrant and NationsCredit
              Commercial Corporation (1)
10.6     --   Pre-Sold Floorplan Financing Agreement, dated January 12, 1994, between Registrant and Green Tree
              Financial Corporation (1)
10.7     --   Floorplan Repurchase Agreement, dated October 18, 1994, between Registrant and ITT Commercial
              Finance Corp. (1)
10.8     --   Manufacturer's Financing Agreement, dated March 8, 1994, between Registrant and Deere Credit,
              Inc. (1)
10.9     --   Registrant's Form of Manufacturer's Repurchase Agreement (1)
10.10    --   Guaranty of Repurchase Obligations between BHI and Bombardier Capital, Inc. dated June 7, 1990 (1)
10.11    --   $500,000 LINE OF CREDIT, DATED JULY 1, 1994, BETWEEN REGISTRANT AND COLONIAL BANK (1)
10.12    --   Noncompetition Agreement between Registrant and Jerold Kennedy (1)
10.13    --   $2,000,000 Line of Credit, dated January 11, 1995, between Registrant and Colonial Bank (1)
10.14    --   Stock Purchase Agreement, dated as of October 1, 1995, among Registrant and John W. Allison, Milburn
              Adams, Wendell R. Kennedy, J.B. Pendergraft, Jimmie Don McKissick, Chuck Heriford and Dale
              Hancock (2)
10.15    --   Client Services Agreement, dated February 13, 1995, between Spirit Homes, Inc. and TSC Human
              Resources III, Inc. (3)
10.16    --   Pre-Sold Floorplan Financing Agreement, dated January 19, 1994, between Spirit Homes, Inc. and Green
              Tree Financial Corporation (3)

10.17    --   Stock Floorplan Financing Agreement, dated September 29, 1994, between Spirit Homes, Inc. and Green
              Tree Financial Corporation (3)
10.18    --   Manufacturer's Financing Agreement between Spirit Homes, Inc. and Deere Credit, Inc. (3)
10.19    --   Floorplan Repurchase Agreement, dated March 13, 1990, between Spirit Homes, Inc. and Bombardier
              Capital, Inc. (3)
10.20    --   Manufacturer Agreement dated July 22, 1992, between Spirit Homes, Inc. and Ford Consumer Finance
              Company, Inc. (3)
10.21    --   Floorplan Agreement, dated November 23, 1994, between Spirit Homes, Inc. and ITT Commercial
              Finance Corp. (3)
10.22    --   $420,076 Fixed Rate Commercial Promissory Note and Loan and Guaranty Agreement, dated July 14,
              1995, between Spirit Homes, Inc. and Boatmen's National Bank of Conway (3)
10.23    --   $10,000,000 Revolving Credit Note, dated November 10, 1995, between Registrant and Bank of
              Mississippi (3)
10.24    --   $10,000,000 Loan and Security Agreement, dated November 10, 1995, between Registrant and Bank of
              Mississippi (3)
10.25    --   Stock Purchase Agreement dated October 25, 1996, among the Registrant, Bellcrest Holding Co., Inc.,
              G. Hiller Spann, Joe. H. Bell, James M. Birdwell and Deroy Dailey, Jr.(4)
10.26    --   Form of Pre-Sold Floorplan Financing Agreement, dated February
              10, 1994, by and between Bellcrest Homes, Inc. and Green Tree
              Financial Corporation (5)
10.27    --   Form of Floorplan Repurchase Agreement, dated August 10, 1993, by and between Bellcrest Homes, Inc. and Bombardier Capital
              Group (5)
10.28    --   Form of Inventory Repurchase Agreement, dated January 4, 1994, by and between Bellcrest Homes, Inc. and Nationscredit Commercial
              Corporation (5)
10.29    --   Form of Manufacturer Agreement, dated January 16, 1987, by and between Bellcrest Homes, Inc. and Meritor Credit Corporation (5)
10.30    --   Form of Manufacturer's Financing Agreement, dated June 1, 1994, by and between Bellcrest Homes, Inc. and Deere Credit, Inc.(5)
10.31    --   Form of Floorplan Agreement, dated April 24, 1992, by and between
              Bellcrest Homes, Inc. and ITT Commercial Finance Corp.(5)
10.32    --   Form of Manufacturer Agreement dated January 12, 1987, by and between Bellcrest Homes, Inc. and General Electric Credit
              Corporation(5)
11.1     --   Statement re: computation of per share earnings (5)
21.1     --   Subsidiaries of the Registrant (5)
23.1     --   Consent of KPMG Peat Marwick LLP (5)
27.1     --   Financial Data Schedule (for SEC use only) (5)


----------

(1) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-87868.
(2) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, filed October 13, 1995, File No. 0-26142.
(3) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-80823.
(4) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, filed November 13, 1996, File No. 0-26142.
(5)      Filed herewith.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                The following is a list of all executive compensation plans and arrangements filed as exhibits to this Annual Report on Form 10-K:


Exhibit
Number                          Exhibit
-------                         -------

10.1            Registrant's 1994 Incentive Stock Plan (1)

10.2 Registrant's 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)

--------------------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-87868.

        (4) Reports on Form 8-K.

        On November 13, 1996, the Company filed a Current Report on Form 8-K to report, pursuant to Item 2, the closing of the Company's acquisition of Bellcrest and, pursuant to Item 5, that Jerold Kennedy, the President and Chief Executive Officer of the Company, had been diagnosed with lung cancer.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BELMONT HOMES, INC.

                               By: /s/ Jerold Kennedy
                                   ---------------------------------
                                   Jerold Kennedy
                                   President and
        March 27, 1997                   Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                                           Title(s)                                Date
        ----                                           --------                                ----

   /s/ A. Douglas Jumper, Sr.                     Chairman of the Board                       March 28, 1997
-------------------------------
    A. Douglas Jumper, Sr.


   /s/ Jerold Kennedy                             President and Chief                         March 28, 1997
-------------------------------
    Jerold Kennedy                                Executive Officer; Director
                                                  (principal executive officer)


   /s/ William M. Kunkel                          Vice President of Finance                   March 28, 1997
-------------------------------
       William M. Kunkel                          (principal financial officer
                                                   and accounting officer)


  /s/ John W. Allison                             President of Spirit Homes, Inc;             March 28, 1997
-------------------------------
      John W. Allison                             Director


  /s/ Thomas D. Keenum, Sr.                       Secretary, General Counsel;                 March 28, 1997
-------------------------------
      Thomas D. Keenum, Sr.                       Director



  /s/ Roger D. Moore                              Director of Sales and Marketing;            March 28, 1997
-------------------------------
      Roger D. Moore                              Director


  /s/ Don D. Murphy                               Director                                    March 28, 1997
-------------------------------
      Don D. Murphy


  /s/ J.M. Page                                   Director                                    March 28, 1997
-------------------------------
      J.M. Page


  /s/ Hollis Sparks                               Director                                    March 28, 1997
-------------------------------
      Hollis Sparks

                               BELMONT HOMES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report                                                   F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996                   F-3

Consolidated Statements of Income for the years ended
     December 31, 1994, 1995 and 1996                                          F-4

Consolidated Statements of Shareholders' Equity for the years ended
     December 31, 1994, 1995 and 1996                                          F-5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996                                          F-6

Notes to Consolidated Financial Statements                                     F-7

                          Independent Auditors' Report


The Board of Directors and Shareholders
Belmont Homes, Inc.:

We have audited the consolidated financial statements of Belmont Homes, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Belmont Homes, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




Jackson, Mississippi                     /s/ KPMG Peat Marwick LLP
February 21, 1997

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                  (In Thousands, except for share information)

                                                                                    December 31,
                                                                                    ------------
                                 Assets                                         1995           1996
                                 ------                                         ----           ----

Current assets:
     Cash and cash equivalents                                                $  2,055        $  5,070
     Certificates of deposit maturing within one year, at cost
        which approximates market                                                6,717           8,243
     Accounts receivable                                                         7,302           7,829
     Inventories (Note 4)                                                        7,425          13,020
     Prepaid expenses and other                                                  1,355           2,661
                                                                              --------        --------
           Total current assets                                                 24,854          36,823
Property, plant and equipment, net (Note 5)                                     14,812          22,318
Goodwill and other assets, less accumulated amortization
     of $855 and $1,359, respectively (Note 3)                                  10,402          20,214
                                                                              --------        --------
                                                                              $ 50,068        $ 79,355
                                                                              ========        ========

           Liabilities and Shareholders' Equity
           ------------------------------------

Current liabilities:
     Notes and current portion of long-term debt (Notes 7 and 14)             $  4,600        $  9,093
     Trade accounts payable                                                      3,665           3,461
     Accrued expenses and other liabilities (Note 6)                             5,552          10,744
                                                                              --------        --------
           Total current liabilities                                            13,817          23,298
Long-term debt (Notes 7 and 14)                                                  6,919           1,303
Deferred income taxes (Note 8)                                                     284             907
                                                                              --------        --------
           Total liabilities                                                    21,020          25,508
                                                                              --------        --------
Shareholders' equity (Notes 10, 11 and 14):
     Preferred stock of no par value                                              --              --
     Common stock of $.10 par value.  Authorized 20,000,000 shares;
        issued and outstanding 5,455,000 and 9,466,500 shares, respectively        546             947
     Additional paid-in capital                                                 15,087          27,372
     Retained earnings                                                          16,908          29,021
                                                                              --------        --------
                                                                                32,541          57,340
     Adjustment to predecessor equity                                           (3,493)         (3,493)
                                                                              --------        --------
           Total shareholders' equity                                           29,048          53,847
                                                                              --------        --------

Commitments and contingencies (Note 12)                                       $ 50,068        $ 79,355
                                                                              ========        ========



          See accompanying notes to consolidated financial statements.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (In Thousands, except for share information)

                                                                                        Year ended December 31,
                                                                                --------------------------------------
                                                                                1994             1995             1996
                                                                                ----             ----             ----

Net sales                                                                    $     107,423     $    150,576    $    234,050
Cost of sales                                                                       89,902          127,165         197,801
        Gross profit                                                                17,521           23,411          36,249
Selling, general and administrative expenses                                         6,731            9,333          17,032
                                                                             -------------     ------------    ------------
        Income from operations                                                      10,790           14,078          19,217
                                                                             -------------     ------------    ------------
Other expenses (income):
     Interest expense (Note 13)                                                      1,185              825             285
     Interest income                                                                  (123)            (511)           (705)
                                                                             -------------     ------------    ------------
                                                                                     1,062              314            (420)
                                                                             -------------     ------------    ------------
        Income before income taxes                                                   9,728           13,764          19,637
Income tax expense (Note 8)                                                          3,349            5,154           7,524
                                                                             -------------     ------------    ------------
        Net income                                                                   6,379            8,610          12,113
Dividends on preferred stock                                                           (81)             (28)              -
                                                                             -------------     ------------    ------------
Net income applicable to common shares                                       $       6,298     $      8,582    $     12,113
                                                                             =============     ============    ============

Net income per common share                                                  $        1.20     $       1.23     $      1.29
                                                                             =============     ============     ===========

Weighted average common shares outstanding                                       5,250,000        6,963,000       9,426,000
                                                                             =============     ============    ============




          See accompanying notes to consolidated financial statements.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  (In Thousands, except for share information)

                                                                Additional                      Adjustment
                                                  Common         paid-in        Retained      to predecessor
                                                   stock         capital        earnings          equity           Total
                                                  ------        ----------      --------      --------------       -----

Balance (deficit) at December 31, 1993           $   350       $        -     $    2,071         $   (3,493)    $    (1,072)
     Net income                                        -                -          6,379                  -           6,379
                                                 -------       ----------     ----------         ----------     -----------
Balance at December 31, 1994                         350                -          8,450             (3,493)          5,307
     Initial sale of common stock to
        public (Note 14)                             196           15,087              -                  -          15,283
     Dividends on preferred stock                      -                -           (152)                 -            (152)
     Net income                                        -                -          8,610                  -           8,610
                                                 -------       ----------     ----------         ----------     -----------
Balance at December 31, 1995                         546           15,087         16,908             (3,493)         29,048
     Sale of common stock to public
        (Note 14)                                     80           11,645              -                  -          11,725
     Exercise of stock options                         6              751              -                  -             757
     Tax benefit from exercise of
        stock options                                  -              204              -                  -             204
     Three for two stock split                       315             (315)             -                  -               -
     Net income                                        -                -         12,113                  -          12,113
                                                 -------       ----------     ----------         ----------     -----------
Balance at December 31, 1996                     $   947       $   27,372     $   29,021         $   (3,493)    $    53,847
                                                 =======       ==========     ==========         ==========     ===========





          See accompanying notes to consolidated financial statements.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  (In Thousands, except for share information)

                                                                                            Year ended December 31,
                                                                                     --------------------------------------
                                                                                     1994              1995            1996
                                                                                     ----              ----            ----
Cash flows from operating activities:
   Net income                                                                   $    6,379        $    8,610      $    12,113
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation and amortization                                                 892             1,248            1,899
         Deferred income taxes                                                         (85)             (124)            (292)
         Changes in operating assets and liabilities, net of effect of acquisitions:
              Accounts receivable                                                     (207)           (2,300)             334
              Inventories                                                             (328)           (1,560)          (3,339)
              Prepaid expenses and refundable
                 income taxes                                                         (384)              665              (79)
              Other assets                                                            (147)              165             (101)
              Accounts payable                                                        (954)              661           (1,680)
              Accrued expenses                                                       1,082             1,178            1,806
                                                                                ----------        ----------      -----------
         Net cash provided by operating activities                                   6,248             8,543           10,661
                                                                                ----------        ----------      -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                                       (1,335)           (5,447)          (5,915)
   Purchases of certificates of deposit                                             (2,998)           (8,717)         (16,114)
   Maturities of certificates of deposit                                             3,299             2,000           14,588
   Acquisitions, net of cash acquired (Note 3)                                           -            (2,377)          (8,145)
   Investment in and advances to joint ventures                                          -                 -           (2,511)
   Cash restricted for construction                                                      -             1,548              521
   Other                                                                                30              (100)               -
                                                                                ----------        ----------      -----------
      Net cash used by investing activities                                         (1,004)          (13,093)         (17,576)
                                                                                ----------        ----------      -----------
Cash flows from financing activities:
   Proceeds from notes and long-term debt                                            6,500                 -               38
   Repayments of notes and long-term debt                                           (7,127)          (12,957)         (11,394)
   Net borrowings on line of credit agreements                                           -                 -            8,600
   Retirement of preferred stock, including dividends                                    -            (1,052)               -
   Preferred and common stock                                                            -            15,283           12,686
                                                                                ----------        ----------      -----------
   Net cash provided (used) by financing activities                                   (627)            1,274            9,930
                                                                                ----------        ----------      -----------
Net increase (decrease) in cash and cash equivalents                                 4,617            (3,276)           3,015
Cash and cash equivalents at beginning of year                                         714             5,331            2,055
                                                                                ----------        ----------      -----------
Cash and cash equivalents at end of year                                        $    5,331        $    2,055      $     5,070
                                                                                ==========        ==========      ===========
Supplemental disclosure - interest paid                                         $      726        $    1,125      $       344
                                                                                ==========        ==========      ===========
Supplemental disclosure - income taxes paid                                     $    3,802        $    4,150      $     6,529
                                                                                ==========        ==========      ===========
Supplemental disclosure - non cash financing
     transactions (See note 3).


          See accompanying notes to consolidated financial statements.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  (In Thousands, except for share information)


(1)  Basis of Presentation

     Belmont Homes, Inc. ("Belmont"), incorporated in Mississippi in June 1993, is a producer of a variety of single and double section manufactured homes which are marketed primarily in the southern United States. Belmont and its wholly-owned subsidiaries, Spirit Homes, Inc., Bellcrest Homes, Inc. and Delta Homes, Inc. (collectively, the "Company") operate five production facilities in Mississippi, four production facilities in Arkansas and two production facilities in Georgia.

     The consolidated financial statements include the accounts of Belmont Homes, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. These financial statements have been prepared in conformity with generally accepted accounting principles. Accordingly, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to change in the near-term relate to determination of estimated costs for warranty claims and promotional programs. Actual results could differ significantly from those estimates.

(2)  Summary of Significant Accounting Policies

     (a)  Cash Equivalents

               Cash and cash equivalents includes demand deposits, savings accounts and certificates of deposit with an original maturity of three months or less.

     (b)  Accounts Receivable

               The Company's net sales and related accounts receivable arise from customers in the manufactured housing industry in the southern United States and are subject to credit risk inherent in the industry. Credit is extended in the normal course of business under normal trade terms. The Company has established an allowance of $37 at December 31, 1995 and 1996, based upon the expected collectibility of its receivables. Homes are manufactured to dealer orders and a sale is recognized upon delivery of the home and the transfer of title.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (c)  Inventories

               Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

     (d)  Property, Plant and Equipment

               Property, plant and equipment are stated at cost. Depreciation of plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

     (e)  Goodwill

               Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized over twenty-five years using the straight-line method.

               If facts and circumstances indicate that goodwill may be impaired, an assessment will be made by the Company to determine if a writedown is required or if its estimated useful life should be revised. The assessment will be based primarily on forecasted operating income, including interest expense, depreciation and amortization other than goodwill; supplemented if necessary by an independent appraisal of fair value. The Company believes that no impairment of goodwill has occurred and that no revision of its estimated useful life is required.

     (f)  Product Warranties and Volume Incentives

               The Company warrants its homes against manufacturing defects for a period of ninety days for plumbing and electrical components and for one year on the basic home structure, commencing at the time of sale by a dealer, and provides an allowance for warranty claims based on experience and accumulated statistical data. Expenses related to such claims are accrued currently as operating expenses based on an estimate of claims to be incurred and the cost of repairs performed.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



               The Company awards volume incentive rebates to dealers using a predetermined formula applied to certain models of homes purchased during the rebate period. Rebates are paid semi-annually. Based on management's estimate of rebates which will be earned during the rebate period, the Company accrues a promotional allowance for rebates earned but not paid. Related expenses are accrued currently as operating expenses based on estimates of revenue and the number of homes sold.

               Management believes the liabilities established for warranty claims and promotional allowances at December 31, 1996 are adequate to cover the ultimate related net costs, but the liabilities are necessarily based on estimates and, accordingly, the amounts ultimately paid will be more or less than such estimates.

     (g)  Income Taxes

               The Company uses the asset and liability method in accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, recognition is required of deferred tax liabilities and deferred tax assets for the deferred tax consequences of differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business acquisition. The income tax benefit resulting from purchased excess tax basis is accounted for as a reduction of goodwill in the year realized.

     (h)  Stock Based Compensation

               The Company accounts for its stock option plans in accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", which provides an alternative to the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and is effective for the year which began January 1, 1996. As permitted by SFAS 123, the Company will continue to account for its employee stock plans in accordance with the provisions of APB 25 and provide expanded disclosures as required under SFAS 123. Accordingly, SFAS 123 will not have a significant impact on the Company's financial position or results of operations.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     (i)  Investment in Joint Ventures

               The Company accounts for its investments in joint ventures using the equity method. Financial results from the joint ventures are recorded as a component of cost of sales in the accompanying consolidated financial statements.

     (j)  Accounting Changes

               Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This statement requires that the majority of long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Implementation of this statement did not have a material impact on the Company's consolidated financial statements.

               Effective January 1, 1996 the Company adopted SFAS 123 as described in (h) above.

     (k)  Net Income Per Share

               Net income per share calculations are based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period. All earnings per share data have been adjusted for the three for two stock split declared on November 1, 1996.

     (l)  Reclassifications

               Certain prior years' amounts have been reclassified to conform to classifications used in 1996.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(3)  Acquisitions

          On October 24, 1996, in a transaction accounted for using the purchase method of accounting, the Company completed its purchase of 100% of the stock of Bellcrest Homes, Inc. ("Bellcrest") through the cash payment of $9,500.

          The effects of the acquisition at the purchase date were as follows:

             Decrease in cash, net                                      $ 7,145
             Increase in other current assets                             3,422
             Increase in property, plant and equipment                    3,525
             Increase in goodwill and other assets                        6,762
             Increase in current liabilities                              4,756
             Increase in long-term debt and deferred income taxes         1,808

          The following unaudited pro forma data are provided for comparative purposes and are not necessarily indicative of actual results that would have been achieved had the acquisition of Bellcrest been consummated at an earlier date and are not necessarily indicative of future results. Assuming that the acquisition was consummated on January 1, 1995 and January 1, 1996, respectively, unaudited pro forma net sales, net income and net income per common share, after giving effect to certain adjustments, including amortization of goodwill and other assets, increased interest expense on debt related to the acquisition, increased depreciation expense, and related income tax effects, for the years ended December 31, 1995 and 1996 follow:

                                                1995         1996
                                                ----         ----

        Net sales                             $180,093     $265,374
        Net income                               8,736       12,204
        Net income per common share               1.25         1.29


          In the event Bellcrest attains certain stated levels of earnings before income taxes for the three month period ended December 31, 1996 and for each of the years ending December 31, 1997 and 1998, the Company is required to pay the former Bellcrest shareholders additional consideration in an amount not to exceed $3,500 in the aggregate. Any such additional amounts paid will be recorded as goodwill in the period earned. Subsequent to December 31, 1996, the Company paid $1,000, the amount earned and accrued for 1996, to the former shareholders.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          In conjunction with this acquisition, a former Bellcrest shareholder was issued warrants for the purchase of 75,000 shares of Belmont common stock. The warrants, which expire in October 2001, are exercisable at $14.66 per share and their fair value at the issue date was estimated to be negligible. None of these warrants have been exercised as of December 31, 1996.

          In August 1995 Belmont incorporated Delta Homes, Inc., a wholly-owned subsidiary, and purchased for $450 a production facility in Clarksdale, Mississippi.

          In October 1995 Belmont acquired, in a transaction accounted for using the purchase method of accounting, all the outstanding common stock of Spirit Homes, Inc. for $9,500, consisting of cash of $2,450 and debt of $7,350.

          During 1996 the Company acquired a 50% ownership interest in Quality Housing Supply LLC (Quality), which manufactures gypsum and laminated wallboard and various exterior and interior home doors. The Company is entitled to purchase products from Quality and to share in the earnings (losses) of the operation based on the relative purchases of Quality product during 1996 and based on a 50/50 split thereafter. Purchases made by the Company were $2,387 during 1996.

          The Company also owns a 33% ownership interest in Ridge Pointe Manufacturing LLC (Ridge Pointe), which manufactures a variety of cabinet doors used in the Company's manufactured houses. The Company is entitled to purchase products from Ridge Pointe, such purchases were not material to the Company's 1996 consolidated financial statements.

          At December 31, 1996, the Company's investment in Quality and Ridge Pointe was approximately $2,611. Equity in the entities' results of operations for 1996 was not material.

(4)  Inventories

          The components of inventories are as follows:

                                                          1995           1996
                                                          ----           ----

            Raw materials                              $  4,670        $  9,702
            Work in process                                 580             798
            Finished homes                                2,175           2,520
                                                       --------        --------
                                                       $  7,425        $ 13,020
                                                       ========        ========

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)  Property, Plant and Equipment

          The components of property, plant and equipment are as follows:

                                                                     Estimated
                                                                    useful life             1995           1996
                                                                    -----------             ----           ----
             Land                                                   -                     $   873       $ 1,445
             Land improvements                                      15 years                1,211         1,948
             Buildings                                              40 years                6,448        11,798
             Machinery, equipment and tools                         3 - 7 years             2,986         7,683
             Furniture, fixtures and equipment                      3 - 7 years               445           708
             Automotive equipment                                   5 years                 1,097         1,466
             Construction in progress                               -                       2,710             -
             Cash restricted for construction                                                 521             -
                                                                                          -------       -------
                                                                                           16,291        25,048
             Less accumulated depreciation                                                 (1,479)       (2,730)
                                                                                          -------       -------
                                                                                          $14,812       $22,318
                                                                                          =======       =======

(6)  Accrued Expenses

          Accrued expenses and other liabilities consist of the following:

                                                                                          1995           1996
                                                                                          ----           ----
              Warranty                                                                    $ 1,465       $ 3,566
              Promotional allowance                                                         1,377         2,916
              Salaries and estimated bonuses                                                1,057         1,561
              Payable to former Bellcrest Homes, Inc. shareholders (note 3)                    --         1,000
              Income taxes                                                                    609           718
              Other                                                                         1,044           983
                                                                                          -------       -------
                                                                                          $ 5,552       $10,744
                                                                                          =======       =======

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  Notes and Long-Term Debt

          Notes and long-term debt consist of the following:

                                                                                             1995           1996
                                                                                             ----           ----
              (a)  9.25% note payable to bank, due April 1997                              $   170        $   142
              (b)  9.25% note payable to bank, due in monthly instalments
                   through January 1999                                                        406            367
              (c)  6% shareholder note, repaid in 1996                                         525              -
              (d)  Notes liquidated in February 1996 with proceeds of secondary stock offering:
                   -   6% acquisition notes to former Spirit Homes, Inc.
                       shareholders                                                          7,350              -
                   -   Variable/Fixed Rate Industrial Development Revenue Bonds              3,000              -
              (e)  Note payable to bank at prime plus .25%, due in monthly
                   instalments through March 2006                                                -          1,065
              (f)  Amounts due under various line of credit agreements                           -          8,600
              (g)  Amounts due under various capital leases                                     68            222
                                                                                           -------        -------
              Total notes and long-term debt                                                11,519         10,396
              Less:  current portion                                                         4,600          9,093
                                                                                           -------        -------

                               Long-term debt                                              $ 6,919        $ 1,303
                                                                                           =======        =======

          The Company has various lines of credit with banks totaling $15,000 which expire at various dates through May 10, 1998. At December 31, 1996 the Company had outstanding letters of credit of $275 under one credit line issued to satisfy state bonding regulations for service warranty. The Company's principal credit line, a $10,000 facility, for which there was $5,000 outstanding at December 31, 1996, bears interest at the bank's prime rate or LIBOR plus 2.65%. Borrowings under the line are secured by substantially all of the assets of Belmont. Restrictive covenants require the maintenance of amounts and ratios of tangible net worth and working capital.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
(8)  Income Taxes

          A reconciliation of actual income tax expense to the computed "expected" tax expense follows:

                                                          1994                       1995                       1996
                                                  --------------------       -------------------       --------------------
                                                            Percentage                Percentage                 Percentage
                                                            of pre-tax                of pre-tax                 of pre-tax
                                                  Amount      income         Amount     income         Amount      income
                                                  ------    ----------       ------   ----------       ------    ----------
       "Expected" tax expense computed
          at normal U. S. Federal
          corporate tax rate                       $3,308      34.0%         $4,679     34.0%          $6,873      35.0%
       State income taxes, net of
          Federal benefit                             271       2.8             416      3.0              687       3.5
       State job credits                             (341)     (3.5)           (344)    (2.5)            (471)     (2.4)
       Other                                          111       1.1             403      3.0              435       2.2
                                                   ------      ----          ------     ----           ------      ----

              Actual tax expense                   $3,349      34.4%         $5,154     37.5%          $7,524      38.3%
                                                   ======      ====          ======     ====           ======      ====

            Components of income tax expense (benefit) are as follows:

                                                                                 Current      Deferred      Total
                                                                                 -------      --------      -----
                December 31, 1994:
                   Federal                                                      $  3,275      $     5     $   3,280
                   State                                                             159          (90)           69
                                                                                --------      -------     ---------
                                                                                $  3,434      $   (85)    $   3,349
                                                                                ========      =======     =========
                December 31, 1995:
                   Federal                                                      $  4,910      $   (43)    $   4,867
                   State                                                             368          (81)          287
                                                                                --------      -------     ---------
                                                                                $  5,278      $  (124)    $   5,154
                                                                                ========      =======     =========
                December 31, 1996:
                   Federal                                                      $  7,040      $  (102)    $   6,938
                   State                                                             776         (190)          586
                                                                                --------      -------     ---------
                                                                                $  7,816      $  (292)    $   7,524
                                                                                ========      =======     =========

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                                                  1995            1996
                                                                                  ----            ----
           Deferred tax assets:
             Accounts receivable, due to allowance
                for doubtful accounts                                         $     14        $     14
             Inventories, due to additional costs inventoried
                for tax purposes                                                    82             212
             Accrued expenses, due to the timing of deduction                      546           1,274
             State jobs credit carryforward                                         91             385
             Plant, equipment and other assets, due to different tax
                basis and depreciation and amortization methods                    100               -
                                                                              --------        --------
                    Gross deferred tax assets                                      833           1,885
                                                                              --------        --------
           Deferred tax liabilities:
             Goodwill, due to different amortization period                       (384)           (534)
             Plant, equipment and other assets, due to different tax
                basis and depreciation and amortization methods                      -            (401)
             Other, net                                                              -             (38)
                                                                              --------        --------
                   Gross deferred tax liabilities                                 (384)           (973)
                                                                              --------        --------

                    Net deferred tax asset                                    $    449        $    912
                                                                              ========        ========


          The significant components of deferred income tax expense attributable to income from continuing operations for the years ended December 31, 1995 and 1996 are as follows:

                                                                                 1995            1996
                                                                                 ----            ----
           Increase in net deferred tax asset (exclusive of
             the effect of other components listed below)                     $   (319)       $   (463)
           Effect of acquisitions:
             Spirit Homes, Inc.                                                    195               -
             Bellcrest Homes, Inc.                                                   -             171
                                                                              --------        --------
                    Deferred tax expense                                      $   (124)       $   (292)
                                                                              ========        ========

          The state jobs credit carryforward expires on December 31, 1999.

          The Company has determined, based on the Company's history of profitable operations and expectations for the future, that the deferred tax assets will more likely than not be fully realized and that no valuation allowance was necessary at December 31, 1995 or 1996.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9)  Employee Benefit Plans

     Group Medical Plan:

          The Company has a self-funded group medical plan which is administered by a third party administrator. The Plan has reinsurance coverage limiting its liability for any individual employee loss to $15, with a cap of $348 in aggregate losses in any one year. The cost of this plan to the Company was $453, $688 and $1,090 for the years ended December 31, 1994, 1995 and 1996, respectively.

     401(K) Tax-Deferred Savings Plan:

          Participants, full time employees with at least six months service, may elect to contribute up to 15% of their annual compensation to the plan. The Company may make discretionary matching contributions, which approximated $167, $146 and $135 for the years ended December 31, 1994, 1995 and 1996, respectively.

(10) Stock Plans

     Incentive Stock Plan:

          The Company has reserved 600,000 shares of Common Stock for issuance pursuant to incentive or non-qualified stock options to be granted under the Belmont Homes, Inc. 1994 Incentive Stock Plan (the "Incentive Plan"). The compensation committee appointed by the board of directors may grant to officers, directors and key employees non-transferable options to purchase shares of common stock for terms not longer than ten years (five years in the case of incentive stock options granted to an individual who, at the time of the grant, owns more than 10% of the total combined voting power of all classes of stock of the Company), at prices to be determined by the board of directors or the compensation committee, which may not be less than 100% of the fair market value of the common stock on the date of grant (110% in the case of an individual who, at the time of the grant of incentive stock options, owns more than 10% of the total combined voting power of all classes of stock of the Company), in the case of incentive stock options under Section 422 of the Internal Revenue Code which may be granted only to employees, and may not be less than 50% of the fair market value of the Common Stock on the date of grant in the case of non-statutory stock options. Options granted under the Incentive Plan may be exercisable in instalments. Unless terminated earlier, the Incentive Plan will terminate in 2004. The aggregate fair market value of stock with regard to which incentive stock options are exercisable by an individual for the first time during any calendar year may not exceed $100 as of the date of the most recent grant. The Incentive Plan is administered by the

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     compensation committee of the board of directors. During the year ended December 31, 1995, options were granted for 75,000 shares at an option price of $6 per share, of which 30,000 were vested and exercised in 1996. The Company granted options in 1996 for an additional 393,000 shares under this plan at $10.67 per share, 54,000 of which were exercised during 1996.

     Non-Employee Director Stock Option Plan:

          The Company has adopted the Belmont Homes, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (the "Director Plan"), and has reserved 75,000 shares for issuance under the plan. The Director Plan provides for the granting of non-qualified stock options to each director of the Company who is not also either an employee or officer of the company ("non-employee directors"). The Director Plan authorizes the issuance of up to 75,000 shares of common stock pursuant to options having an exercise price equal to the fair market value of the common stock on the date the options are granted.

          The Director Plan contains provisions providing for adjustment of the number of shares available for option and subject to unexercised options in the event of stock splits, dividends payable in common stock, business combinations or certain other events. The board of directors shall have no authority, discretion or power to select the participants who will receive options pursuant to the Director Plan, to set the number of shares of common stock to be covered by each option, to set the exercise price or the period within which the options may be exercised or to alter any other terms or conditions specified therein, except as set forth below.

          The Director Plan provides for the grant on the first trading date each year (the "grant date") of options to purchase 1,500 shares to each non-employee director serving the Company on such date. The board of directors may revoke, on or prior to each January 1, the next automatic grant of options otherwise provided for by the Director Plan if no options have been granted to employees since the preceding January 1 under any employee stock purchase or option plan that the Company might adopt hereafter.

          Each option shall be exercisable as to one-third of the shares subject to option beginning two years after the grant date, as to two-thirds of such shares beginning three years after the grant date and in full beginning four years after the grant date, and shall expire ten years after the grant date (the "Option Period"), unless canceled sooner due to termination of service or death, or unless such option is fully exercised prior to the end of the Option Period.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          The Company granted 6,000 options under this plan in 1996 and granted an additional 6,000 options subsequent to December 31, 1996.

          All shares and per share amounts above for both plans are adjusted for the 3 for 2 stock split in 1996.

          Options under both plans are granted at the market price of the shares on the date of the grants. Additional information follows:

                                                                      Incentive
                                                                     stock options                  Directors plan
                                                                     -------------                  --------------
                                                                                Average                           Average
                                                               Number        option price        Number        option price
                                                              of shares        per share        of shares        per share
---------------------------------------------------------------------------------------------------------------------------
       Balance, December 31, 1994                                     -            $    -               -          $    -
           Options granted                                       75,000              6.00               -               -
           Options exercised                                          -                 -               -               -
                                                                -------            ------           -----          ------
       Balance, December 31, 1995                                75,000              6.00               -               -
           Options granted                                      393,000             10.67           6,000           12.06
           Options exercised                                    (84,000)             9.00               -               -
           Options forfeited                                     (7,500)            10.67               -               -
                                                                -------            ------           -----          ------
       Balance, December 31, 1996                               376,500            $10.11           6,000          $12.06
                                                                =======            ======           =====          ======

          The number of shares of common stock, as well as stock option prices, were adjusted to reflect the three for two stock split.

          Under the Incentive Plan and the Director Plan, the Company may grant options to its employees and directors for a remaining 139,500 and 69,000 shares of common stock, respectively. The exercise price of each option equals the market price of the Company's stock on the date of grant.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made during the years ended December 31, 1995 and 1996, respectively: no dividend yield; expected volatility of 46 percent for both years, risk-free interest rates of 5.9 and 5.3 percent, and expected option lives of 4 years for both years presented.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          A summary of the status of the Company's stock option plans at December 31, 1995 and 1996 and changes during the years ended on those dates is presented below:

                                                              Year ended                    Year ended
                                                           December 31, 1995              December 31, 1996
                                                           -----------------              -----------------
                                                                      Weighted-                       Weighted-
                                                                       average                         average
       Stock Options                                    Shares     exercise price      Shares      exercise price
       -------------                                    ------     --------------      ------      --------------
       Outstanding at beginning of year                       -         $    -            75,000        $  6.00
       Granted                                           75,000           6.00           399,000          10.69
       Exercised                                              -              -           (84,000)          9.00
       Forfeited                                              -              -            (7,500)         10.67
                                                         ------         ------           -------        -------
       Outstanding at end of year                        75,000         $ 6.00           382,500        $ 10.15
                                                         ======         ======           =======        =======
       Options exercisable at end of year                     -                           22,800
                                                         ======                          =======
       Weighted-average fair value of
          options granted during the year                               $ 2.58                          $  4,49
                                                                        ======                          =======


          The following table summarizes information about fixed stock options for the year ended December 31, 1996:

                                          Options Outstanding                           Options Exercisable
                                          -------------------                           -------------------
                                              Weighted-
                            Number             average            Weighted-          Number            Weighted-
         Range of         outstanding         remaining            average        exercisable           average
      exercise prices     at 12/31/96     contractual life     exercise price      at 12/31/96      exercise price
      ---------------     -----------     ----------------     --------------     ------------      --------------

     $ 6.00 - $ 12.06       382,500           4.1 years            $10.15             22,800             $10.67



          The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and income per common share would have been reduced to the pro forma amounts indicated below for the year ended December 31, 1996. The pro forma amounts for 1995 are not material.

         Net income                              As reported                         $12,113
                                                                                     =======
                                                 Pro forma                           $11,871
                                                                                     =======
         Net income per common share             As reported                         $  1.29
                                                                                     =======
                                                 Pro forma                           $  1.26
                                                                                     =======

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(11) Preferred Stock

          The Company's articles of incorporation authorize 5,000,000 shares of preferred stock. The board of directors has the authority, without any further vote or action of the shareholders of the Company, to issue shares of preferred stock in one or more series and to determine the relative rights and preferences of the shares of any such series.

          During the year ended December 31, 1995, 900 outstanding shares were redeemed at par value plus dividends of $152.

(12) Commitments and Contingencies

          It is customary practice for companies in the manufactured home industry to enter into repurchase agreements with financial institutions which provide financing to dealers. Generally the agreements provide for the repurchase of manufactured homes from the financial institutions in the event of repossession upon dealer's default. The Company's contingent liability under such agreements was approximately $86,149 at December 31, 1996. There have been no repurchases of homes under these agreements in 1995 and 1996, and there is no accrual for repurchase obligations.

          The Company leases delivery trucks from substantially all its drivers who deliver homes to dealers. Rentals for these trucks are based on a rate per mile and the leases are cancelable by either party upon thirty days notice. Rent expense under these leases was approximately $1,982, $2,647 and $3,140 for the years ended December 31, 1994, 1995 and 1996, respectively.

          The Company has pending claims incurred in the normal course of business which, in the opinion of management, can be disposed of without material effect on the accompanying consolidated financial statements.

(13) Related Party Transactions

          The Company had several notes payable (Note 7) to shareholders and other related parties. Interest paid and accrued to related parties was $1,069, $776 and $120 for the years ended December 31, 1994, 1995 and 1996, respectively.

          The Company paid or accrued $200, $690 and $73 in 1994, 1995 and 1996, respectively, for construction of plant facilities to a company in which a shareholder and director of the Company is also a shareholder.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



          The Company paid $10, $8 and $12 in 1994, 1995 and 1996, respectively, for legal services to a law firm in which a shareholder and director of the Company is a partner.

          The Company paid $272, $367 and $250 for the years ended December 31, 1994, 1995 and 1996, respectively, for the purchase of automotive equipment from a company in which a shareholder and director of the Company is also a shareholder.

(14) Public Offerings of Securities

          In June, 1995 the Company completed an initial public offering of 1,955,000 shares (before stock split) of common stock. The net proceeds of approximately $15,300 were used to retire debt and preferred stock and for working capital.

          In January, 1996 the Company completed a secondary public offering of 800,000 shares (before stock split) of common stock. The net proceeds of approximately $11,725 were used to retire debt and for working capital.

          Supplemental net income per share for 1995 and 1996, based on net earnings after adjustment for dividends on preferred stock and the after tax effect of interest expense on debt repaid with proceeds of the above offerings, and on the weighted average shares of common stock outstanding for 1995 and 1996, giving effect to the number of shares sold in the offerings, the proceeds of which were used to repay such preferred stock and debt, is as follows assuming the transactions were effective on January 1, 1995:

                                                               1995              1996
                                                               ----              ----

             Net income, as adjusted                      $        9,052    $        12,160
                                                          ==============    ===============

             Net income per share                         $         1.05    $          1.28
                                                          ==============    ===============

             Weighted average shares                           8,598,000          9,512,000
                                                          ==============    ===============

(15) Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments (as defined). The Company's financial instruments principally consist of cash and cash equivalents, certificates of deposit, short-term trade receivables and payables and various debt instruments. Due to their short term nature, the fair value of

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     certificates of deposit, trade receivables and payables approximates their carrying value. The fair value of the various debt instruments has been estimated using interest rates currently offered to the Company for borrowings having similar character, collateral and duration. The fair market value of such financial instruments approximates the Company's carrying amounts.

(16) Quarterly Information (Unaudited)

          (In thousands except per share data)

                                                         First        Second          Third          Fourth         Total
                                                         -----        ------          -----          ------         -----
     Year ended December 31, 1996
     ----------------------------
     Net sales                                          $51,445      $61,681         $57,512        $63,412        $234,050
     Gross profit                                         8,015        9,464           8,867          9,903          36,249
     Income from operations                               4,207        5,563           5,230          4,217          19,217
     Net income                                           2,642        3,539           3,355          2,577          12,113
     Net income per common share                        $  0.29      $  0.37         $  0.35        $  0.28        $   1.29

     Year ended December 31, 1995
     ----------------------------
     Net sales                                          $25,275      $35,259         $36,739        $53,303        $150,576
     Gross profit                                         3,822        5,772           6,004          7,813          23,411
     Income from operations                               2,153        3,678           3,872          4,375          14,078
     Net income                                           1,266        2,079           2,561          2,704           8,610
     Net income per common share                        $  0.24      $  0.34         $  0.31        $  0.33        $   1.23

                                   SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)


BELMONT HOMES, INC. AND SUBSIDIARIES


                                                                          Additions             Deductions -
                                                                  -------------------------       accounts
                                                  Balance           Increase        Amounts      written off
                                                    at            attributable      charged         and          Balance at
                                                 beginning             to             to          warranty         end of
                Description                       of year         acquisitions      expense      expenditures       year
                -----------                      ---------        ------------      -------      ------------    ----------
Allowance for doubtful accounts:
         Year ended December 31, 1994             $   25              $ --          $   --         $   --           $   25
         Year ended December 31, 1995                 25                12              --             --               37
         Year ended December 31, 1996                 37                --              --             --               37
Warranty accrual:
         Year ended December 31, 1994             $  354              $ --          $1,469         $1,266           $  557
         Year ended December 31, 1995                557               540           3,151          2,783            1,465
         Year ended December 31, 1996              1,465               805           7,506          6,210            3,566


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
3.1      --   Restated Articles of Incorporation of the Registrant (1)
3.2      --   Bylaws of the Registrant (1)
4.1      --   Article 5 of the Restated Articles of Incorporation of the Registrant (included in Exhibit 3.1)(1)
4.2      --   Specimen of Common Stock certificate (1)
10.1     --   Registrant's 1994 Incentive Stock Plan (1)
10.2     --   Registrant's 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)
10.3     --   Manufacturer Agreement, dated March 21, 1988, between Registrant and Ford Motor Credit Company
              (successor to Meritor Creditor Corporation) (1)
10.4     --   Floorplan Repurchase Agreement, dated April 3, 1990, between Registrant and Bombardier Capital,
              Inc. (1)
10.5     --   Inventory Repurchase Agreement, dated September 30, 1993, between Registrant and NationsCredit
              Commercial Corporation (1)
10.6     --   Pre-Sold Floorplan Financing Agreement, dated January 12, 1994, between Registrant and Green Tree
              Financial Corporation (1)
10.7     --   Floorplan Repurchase Agreement, dated October 18, 1994, between Registrant and ITT Commercial
              Finance Corp. (1)
10.8     --   Manufacturer's Financing Agreement, dated March 8, 1994, between Registrant and Deere Credit,
              Inc. (1)
10.9     --   Registrant's Form of Manufacturer's Repurchase Agreement (1)
10.10    --   Guaranty of Repurchase Obligations between BHI and Bombardier Capital, Inc. dated June 7, 1990 (1)
10.11    --   $500,000 LINE OF CREDIT, DATED JULY 1, 1994, BETWEEN REGISTRANT AND COLONIAL BANK (1)
10.12    --   Noncompetition Agreement between Registrant and Jerold Kennedy (1)
10.13    --   $2,000,000 Line of Credit, dated January 11, 1995, between Registrant and Colonial Bank (1)
10.14    --   Stock Purchase Agreement, dated as of October 1, 1995, among Registrant and John W. Allison, Milburn
              Adams, Wendell R. Kennedy, J.B. Pendergraft, Jimmie Don McKissick, Chuck Heriford and Dale
              Hancock (2)
10.15    --   Client Services Agreement, dated February 13, 1995, between Spirit Homes, Inc. and TSC Human
              Resources III, Inc. (3)
10.16    --   Pre-Sold Floorplan Financing Agreement, dated January 19, 1994, between Spirit Homes, Inc. and Green
              Tree Financial Corporation (3)
10.17    --   Stock Floorplan Financing Agreement, dated September 29, 1994, between Spirit Homes, Inc. and Green
              Tree Financial Corporation (3)
10.18    --   Manufacturer's Financing Agreement between Spirit Homes, Inc. and Deere Credit, Inc. (3)
10.19    --   Floorplan Repurchase Agreement, dated March 13, 1990, between Spirit Homes, Inc. and Bombardier
              Capital, Inc. (3)
10.20    --   Manufacturer Agreement dated July 22, 1992, between Spirit Homes, Inc. and Ford Consumer Finance
              Company, Inc. (3)
10.21    --   Floorplan Agreement, dated November 23, 1994, between Spirit Homes, Inc. and ITT Commercial
              Finance Corp. (3)
10.22    --   $420,076 Fixed Rate Commercial Promissory Note and Loan and Guaranty Agreement, dated July 14,
              1995, between Spirit Homes, Inc. and Boatmen's National Bank of Conway (3)
10.23    --   $10,000,000 Revolving Credit Note, dated November 10, 1995, between Registrant and Bank of
              Mississippi (3)
10.24    --   $10,000,000 Loan and Security Agreement, dated November 10, 1995, between Registrant and Bank of
              Mississippi (3)
10.25    --   Stock Purchase Agreement dated October 25, 1996, among the Registrant, Bellcrest Holding Co., Inc.,
              G. Hiller Spann, Joe. H. Bell, James M. Birdwell and Deroy Dailey, Jr.(4)
10.26    --   Form of Pre-Sold Floorplan Financing Agreement, dated February
              10, 1994, by and between Bellcrest Homes, Inc. and Green Tree
              Financial Corporation (5)
10.27    --   Form of Floorplan Repurchase Agreement, dated August 10, 1993, by and between Bellcrest Homes, Inc. and Bombardier Capital
              Group (5)
10.28    --   Form of Inventory Repurchase Agreement, dated January 4, 1994, by and between Bellcrest Homes, Inc. and Nationscredit Commercial
              Corporation (5)
10.29    --   Form of Manufacturer Agreement, dated January 16, 1987, by and between Bellcrest Homes, Inc. and Meritor Credit Corporation (5)
10.30    --   Form of Manufacturer's Financing Agreement, dated June 1, 1994, by and between Bellcrest Homes, Inc. and Deere Credit, Inc.(5)
10.31    --   Form of Floorplan Agreement, dated April 24, 1992, by and between
              Bellcrest Homes, Inc. and ITT Commercial Finance Corp.(5)
10.32    --   Form of Manufacturer Agreement dated January 12, 1987, by and between Bellcrest Homes, Inc. and General Electric Credit
              Corporation(5)


11.1     --   Statement re: computation of per share earnings (5)
21.1     --   Subsidiaries of the Registrant (5)
23.1     --   Consent of KPMG Peat Marwick LLP (5)
27.1     --   Financial Data Schedule (for SEC use only) (5)


----------

(1) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-87868.
(2) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, filed October 13, 1995, File No. 0-26142.
(3) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-80823.
(4) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, filed November 13, 1996, File No. 0-26142.
(5)      Filed herewith.