Form 10-Q
period 1997-03-31
BELMONT HOMES INC
filed 1997-05-14
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    -----        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1997





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

         At May 2, 1997, 9,467,000 shares of the Registrant's $.10 Par Value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       BELMONT HOMES, INC AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - In thousands except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            1997           1996
                                                          --------       -------
Net sales                                                 $ 52,144       $51,445
Cost of sales                                               45,415        43,430
                                                          --------       -------
         Gross profit                                        6,729         8,015
Selling, general and administrative                          5,305         3,808
                                                          --------       -------
         Income from operations                              1,424         4,207
Interest income (expense), net                                 (76)           63
                                                          --------       -------
         Income before income taxes                          1,348         4,270
Income tax expense                                             541         1,628
                                                          --------       -------
Net income                                                $    807       $ 2,642
                                                          --------       -------

Net income per common share                               $    .09       $   .29
                                                          --------       -------
Weighted average common shares outstanding                   9,482         9,111
                                                          --------       -------

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    Unaudited
                                                     March 31,    December 31,
                                                       1997          1996
                                                     --------       -------
         ASSETS
Current assets:
  Cash and cash equivalents                          $  9,836       $ 5,070
  Certificates of deposit                               2,044         8,243
  Accounts receivable, net                             12,613         7,829
  Inventories                                          13,534        13,020
  Prepaid and other                                     2,512         2,661
                                                     --------       -------
         Total current assets                          40,539        36,823
Property, plant and equipment, net                     22,122        22,318
Goodwill and other assets, net                         19,823        20,214
                                                     --------       -------
                                                     $ 82,484       $79,355
                                                     --------       -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                  $  7,347       $ 9,093
  Accounts payable                                      8,028         3,461
  Accrued expenses                                     10,060        10,744
                                                     --------       -------
         Total current liabilities                     25,435        23,298
Long-term debt                                          1,488         1,303
Deferred income taxes                                     907           907
                                                     --------       -------
         Total liabilities                             27,830        25,508
                                                     --------       -------
Shareholders' equity:
  Common stock                                            947           947
  Additional paid-in capital                           27,372        27,372
  Retained earnings                                    29,828        29,021
  Adjustment to predecessor basis                      (3,493)       (3,493)
                                                     --------       -------
         Total shareholders' equity                    54,654        53,847
                                                     --------       -------
                                                     $ 82,484       $79,355
                                                     --------       -------

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - In thousands)

                                                                  Three Months Ended
                                                                      March 31,
                                                                 1997           1996
                                                               --------       -------
Cash flows from operating activities:
  Net income                                                   $    807       $ 2,642
  Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization                                 742           391
      Changes in operating assets and liabilities:
         Accounts receivable                                     (4,784)       (5,599)
         Inventories                                               (514)         (845)
         Prepaid and other                                          342           111
         Accounts payable                                         4,567         3,659
         Accrued expenses                                          (684)        1,496
                                                               --------       -------
              Net cash provided by operating activities             476         1,855
                                                               --------       -------
Cash flows from investing activities:
  Additions to property, plant and equipment                       (348)       (1,207)
  Certificates of deposit and other                               6,199          (827)
                                                               --------       -------
          Net cash provided (used) by investing activities        5,851        (1,640)
                                                               --------       -------
Cash flows from financing activities:
  Repayment of long-term debt                                    (1,561)      (10,896)
  Proceeds from sale of common stock, net of
       offering costs                                              --          11,755
                                                               --------       -------
          Net cash provided (used) by financing activities       (1,561)          859
                                                               --------       -------
Net increase in cash and equivalents                              4,766           680
Cash and equivalents at beginning of period                       5,070         2,055
                                                               --------       -------
Cash and equivalents end of period                             $  9,836       $ 2,735
                                                               --------       -------


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

         In October 1996 Belmont acquired, in a transaction accounted for using the purchase method of accounting, all the outstanding common stock of Bellcrest Homes, Inc. ("Bellcrest") for $9,500 of cash plus future contingent payments of $3,500 if certain earnings levels are achieved through December 31, 1998. In March 1997 the Company paid the former shareholders of Bellcrest $1,000 the amount of contingent payments earned and accrued for in 1996.

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation, have been included in the condensed consolidated financial statements for the interim periods ended March 31, 1997 and 1996. The results of operations for the three month period are not indicative of the results of operations to be expected for the full year ending December 31, 1997 or any other interim period.

(2)  Inventories

                                                       March 31,    December 31,
                                                         1997           1996
                                                       --------     ------------
       Raw materials                                   $  9,077       $ 9,702
       Work-in-process                                    1,596           798
       Finished homes                                     2,861         2,520
                                                       --------       -------
                                                       $ 13,534       $13,020
                                                       --------       -------

(3) Subsequent Event

         In November 1996 the Company's President and CEO, Mr. Jerold Kennedy, was diagnosed with canccer and he died on May 4, 1997. The Company expects to receive $1.5 million in proceeds from officer's life insurance during the second quarter of 1997.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results Of Operations

         The following table sets forth for the periods indicated information derived from the Company's condensed financial statements expressed as a percentage of net sales:

                                                           Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                           1997            1996
                                                          -----            -----
         Net sales                                        100.0%           100.0%
         Cost of sales                                     87.1             84.4
                                                          -----            -----
         Gross profit                                      12.9             15.6
         Selling, general and administrative               10.2              7.4
                                                          -----            -----
         Income from operations                             2.7              8.2
         Interest income (expense), net                     (.1)              .1
         Income tax expense                                 1.1              3.2
                                                          -----            -----
         Net income                                         1.5              5.1
                                                          -----            -----


Three Months Ended March 31, 1997 Compared To Three Months Ended March 31, 1996

         Net sales for the three months ended March 31, 1997 increased by 1.4% to $52.1 million from $51.4 million for the three months ended March 31, 1996. The number of homes sold during the quarter decreased 6.2% to 2,332 homes from 2,486 in the first quarter of 1996 due to a 20% decrease in the sale of single-section homes. Multi-sectional homes increased to 34.2% of homes sold during the first quarter of 1997 from 23% in the same quarter of 1996. The average price of a home sold increased by 8% to $22,360 in 1997 from $20,694 due primarily to the higher mix of multi-sectional homes.

         Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales during the first quarter of 1997 increased 4.6% to $45.4 million from $43.4 million for the first quarter of 1996. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased to $33.2 million and $6.1 million, respectively, for the first quarter of 1997 from $33 million and $5.6 million, respectively, for the first quarter of 1996. The increase in raw materials is the result of increased sales. As a percentage of net sales, cost of sales for the first quarter of 1997 increased to 87.1% from 84.4% in the first quarter of 1996, due to increases in direct labor, salaries and wages, warranty, insurance and depreciation resulting in part from inefficiencies created by operating the Company's 5 Mississippi and 4 Arkansas plants on mixed and rotational production schedules.

         Selling, general and administrative expenses for the first quarter of 1997 increased 39.3% to $5.3 million from $3.8 million in the first quarter of 1996 primarily as a result of increased dealer promotion costs. Dealer promotion costs increased to $2.3 million in the first quarter of 1997 from $1.2 million in the first quarter of 1996. The Company believes the number of dealers and manufacturers in its market territory has increased and expects these higher promotion costs to continue. As a percentage of net sales, selling, general and administrative expense increased to 10.2% for the first quarter of 1997 from 7.4% for the first quarter of 1996 due primarily to the higher dealer promotion costs.

         Net interest expense was $76 thousand for the first quarter of 1997 compared with net interest income of $63 thousand for the first quarter of 1996 due primarily to interest on $5 million of borrowings for the Company's purchase of Bellcrest Homes, Inc. in October 1996.

Liquidity And Capital Resources

         Cash and equivalents including certificates of deposit were $11.9 million at March 31, 1997 compared to $13.3 million at year end December 31, 1996.

         Net cash provided by operating activities was $476 thousand for the first quarter of 1997 compared to $1.9 million for the first quarter of 1996 due primarily to the lower net income in the first quarter of 1997 compared with 1996. Accounts receivable are funded by approved dealer floor-plan financing and usually are collected within 15 days, except in periods when extended terms are granted to promote sales. All homes are manufactured against orders, and currently, no homes are produced for inventory.

         The Company utilized $348 thousand for the purchase of property, plant and equipment during the first quarter of 1997 compared with $1.2 million during the first quarter of 1996. Expenditures during 1996 were for the addition of two plants at Spirit Homes.

         The Company's financing activities used $1.6 million in cash for the repayment of debt during the first quarter of 1997 compared with providing $859 thousand during the first quarter of 1996. In January 1996 the Company raised approximately $11.8 million in net cash proceeds from the secondary sale of stock to the public and used $10.9 million of these proceeds to retire outstanding debt.

         In November 1996 the Company's President and CEO, Mr. Jerold Kennedy, was diagnosed with cancer and he died on May 4, 1997. The Company expects to receive $1.5 million in proceeds from officer's life insurance during the second quarter of 1997.


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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

             Disclosure is not required of the Company under this Item 3 at this time.


                           PART II--OTHER INFORMATION

Item 6.
         (a) Exhibits
              Exhibit 27. Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K
             1. Report dated March 31, 1997 announcing that Mr. Jerold Kennedy, President And CEO had taken an indefinite medical leave of absence and certain management changes including the naming of Mr. John Allison as acting President and CEO.
             2. Report dated May 4, 1997 announcing the death of Mr. Jerold Kennedy, the Company's President And CEO.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BELMONT HOMES, INC.


Date:  May 9, 1997                           /s/ John Allison
                                             ----------------
                                             Acting President And CEO



Date:  May 9, 1997                           /s/ William Kunkel
                                             ------------------
                                             Vice President Finance And CFO