Form 10-Q
period 1997-06-30
BELMONT HOMES INC
filed 1997-08-14
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           --
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                  JUNE 30, 1997



COMMISSION FILE NUMBER 0-26142


                               BELMONT HOMES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MISSISSIPPI                                         64-0834574
      --------------------------------                           -----------------
 (State or other jurisdiction of incorporation or      (I.R.S. Employer Identification Number)
                organization)

 HIGHWAY 25 SOUTH, INDUSTRIAL PARK DRIVE
       BELMONT, MISSISSIPPI 38827                                  (601) 454-9217
     ----------------------------------                         -----------------------
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

         At July 31, 1997, 9,467,000 shares of the Registrant's $.10 Par Value Common Stock were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       BELMONT HOMES, INC AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE DATA)


                                    Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                         ---------                 ----------
                                      1997        1996         1997          1996
                                      ----        ----         ----          ----
Net sales                             $70,500     $61,681    $122,644     $113,126
Cost of sales                          60,467      52,214     105,882       95,644
                                      -------     -------    --------      -------
         Gross profit                  10,033       9,467      16,762       17,482
Selling, general and administrative     7,035       3,904      12,340        7,712
                                      -------     -------    ---------      -------
         Income from operations         2,998       5,563       4,422        9,770
Other income (expense):
         Interest expense                (138)        (15)       (344)         (66)
         Interest income                  137         168         267          282
         Officer's life insurance       1,500         -         1,500          -
                                      -------     -------    --------      -------
Income before income taxes              4,497       5,716       5,845        9,986
Income taxes                            1,174       2,177       1,715        3,805
                                      -------     -------    --------     --------
Net income                            $ 3,323(1)  $ 3,539    $  4,130(1)  $  6,181
                                      -------     -------    --------     --------
Net income per common share              $.35        $.37        $.44         $.67
                                      -------     -------    --------     --------
Weighted average common shares          9,482       9,537       9,482        9,291
                                      -------     -------    --------     --------

----------------

(1) Includes nonrecurring proceeds of $1.5 million received by the Company pursuant to an officer's life insurance policy.


                     See Notes to Condensed Consolidated
                             Financial Statements

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     Unaudited
                                                      June 30,      December 31,
                                                        1997           1996
                                                       ------         ------
ASSETS
------
Current assets:
         Cash and cash equivalents                     $11,038       $ 5,070
         Certificates of deposit                         5,500         8,243
         Accounts receivable                            10,061         7,829
         Inventories                                    12,745        13,020
         Prepaid and other                               2,139         2,661
                                                       -------       -------
              Total current assets                      41,483        36,823
                                                       -------       -------
Property, plant and equipment, net                      21,812        22,318
Goodwill and other assets, net                          19,631        20,214
                                                       -------       -------
                                                       $82,926       $79,355
                                                       -------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Notes and current portion of long-term debt   $ 5,595       $ 9,093
         Accounts payable                                5,857         3,461
         Accrued expenses                               12,135        10,744
                                                       -------       -------
              Total current liabilities                 23,587        23,298
                                                       -------       -------
Long-term debt                                             455         1,303
Deferred income taxes                                      907           907
                                                       -------       -------
              Total liabilities                         24,949        25,508
                                                       -------       -------
Shareholders' equity:
     Common stock                                          947           947
     Additional paid-in capital                         27,372        27,372
     Retained earnings                                  33,151        29,021
     Adjustment to predecessor basis                    (3,493)       (3,493)
                                                       -------       -------
              Total shareholders' equity                57,977        53,847
                                                       -------       -------
                                                       $82,926       $79,355
                                                       -------       -------


                     See Notes to Condensed Consolidated
                             Financial Statements

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                               Six Months Ended
                                                                   June 30,
                                                                ---------------
                                                                1997        1996
                                                                ----        ----
Cash flows from operating activities:
     Net income                                                $ 4,130(1)  $ 6,181
     Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation and amortization                      1,479        702
              Loss on leasehold improvements at closed plant       299
              Changes in operating assets and liabilities:
                Accounts receivable                             (2,232)    (2,555)
                Inventories                                        275     (2,615)
                 Prepaid and other                                 721       (330)
                 Accounts payable                                2,396      2,291
                  Accrued expenses                               1,391      3,779
                                                               -------    -------
                  Net cash provided by operating activities      8,459(1)   7,453
                                                               -------    -------
Cash flows from investing activities:
     Additions to property, plant and equipment                   (888)    (3,064)
     Certificates of deposit, net                                2,743     (1,283)
                                                               -------    -------
         Net cash provided (used) by investing activities        1,855     (4,347)
                                                               -------    -------
Cash flows from financing activities:
     Repayment of notes and long-term debt                      (4,346)   (10,917)
     Proceeds from sale of common stock net of
           offering costs                                          -       11,741
                                                               -------    -------
          Net cash provided (used) by financing activities      (4,346)       824
                                                               -------    -------
Net increase in cash and equivalents                             5,968      3,930
Cash and equivalents at beginning of year                        5,070      2,055
                                                               -------    -------
Cash and equivalents at end of period                          $11,038    $ 5,985
                                                               -------    -------

 ---------------------

(1) Includes nonrecurring proceeds of $1.5 million received by the Company pursuant to an officer's life insurance policy.

                      See Notes to Condensed Consolidated
                             Financial Statements

                    BELMONT HOMES, INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED QUARTERLY FINANCIAL
                                   STATEMENTS
                                   (UNAUDITED)

(1)  Basis of Presentation

         In June 1993, Belmont Homes, Inc. ("Belmont"), which was 43% owned by shareholders of BHI, Inc. (Predecessor) and 57% owned by new investors, acquired through the issuance of debt and equity securities, substantially all of the assets and liabilities of Predecessor for a purchase price of $15,541. This transaction was accounted for using the purchase method of accounting including the computational guidelines contained in EITF Issue No. 88-16.

         In August 1995, Belmont incorporated Delta Homes, Inc., a wholly-owned subsidiary and purchased for $450 a production facility in Clarksdale, Mississippi.

         In October 1995, Belmont acquired, in a transaction accounted for using the purchase method of accounting, all the outstanding common stock of Spirit Homes, Inc. ("Spirit") for $9,800 of cash and debt.

         In October 1996, Belmont acquired, in a transaction accounted for using the purchase method of accounting, all the outstanding common stock of Bellcrest Homes, Inc. ("Bellcrest") for $9,500 of cash plus future contingent payments of $3,500 if certain earnings levels are achieved through December 31, 1998. In March 1997, the Company paid the former shareholders of Bellcrest $1,000, the amount of contingent payments earned and accrued for in 1996.

         The condensed consolidated financial statements include the accounts of Belmont Homes, Inc. and its wholly-owned subsidiaries from incorporation or acquisition date (collectively, the "Company") and have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The Condensed Consolidated Financial Statements should be read in conjunction with the Company's audited financial statements and notes thereto.

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation, have been included in the Condensed Consolidated Financial Statements for the interim periods ended June 30, 1997 and 1996. The results of operations for the three and six month periods are not indicative of the results of operations to be expected for the full year ending December 31, 1997 or any other interim period.

(2)  Inventories


                                               June 30,       December 31,
                                                 1997            1996
                                                 ----            ----
        Raw materials                           $ 9,515          $ 9,702
        Work-in-process                             795              798
        Finished homes                            2,435            2,520
                                                -------          -------
                                                $12,745          $13,020
                                                -------          -------


(3) Subsequent Event

         As reflected in Item 5 below, on August 14, 1997 the Company announced it had entered into a definitive agreement to merge with a subsidiary of Cavalier Homes, Inc. (NYSE:CAV). The agreement calls for the exchange of .80 shares of Cavalier Homes, Inc. common stock for each outstanding share of Belmont stock. The combination is intended to qualify as a tax-free exchange to the shareholders of Belmont and to be accounted for as a pooling of interests. The consummation of this transaction is subject to customary closing conditions including regulatory and shareholder approvals.

         Cavalier Homes, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Copies of such reports, proxy statements and other information can be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and at the following Regional Offices of the Commission: Seven World Trade Center, 13th Floor, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained at prescribed rates from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington D.C. 20549. The commission also maintains a site on the World Wide Web at http://www.sec.gov that contains reports, proxy statements and other information regarding registrants that file electronically with the Commission. The common stock of Cavalier is quoted on the New York Stock Exchange, and such reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005. The Company makes no representation and assumes no responsibility for the accuracy or completeness of any such reports, proxy statements or other information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results Of Operations

         The following table sets forth for the periods indicated information derived from the Company's Condensed Consolidated Financial Statements expressed as a percentage of net sales:


                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                     -------------------      ----------------
                                      1997         1996       1997     1996
                                     ------       ------     ------   ------
Net sales                              100.0%     100.0%      100.0%    100.0%
Cost of sales                           85.8       84.7        86.3      84.5
                                       -----      -----       -----     -----
Gross profit                            14.2       15.3        13.7      15.5
Selling, general and administrative     10.0        6.3        10.1       6.8
                                       -----      -----       -----     -----
Income from operations                   4.3        9.0         3.6       8.7
Interest income (expense), net           -           .2         (.1)       .2
Officer's Life Insurance                 2.1         -          1.2        -
Income taxes                             1.7        3.5         1.3       3.4
                                       -----      -----       -----     -----
Net income(1)                            4.7        5.7         3.4       5.5
                                       -----      -----       -----     -----

---------------

(1) Includes nonrecurring proceeds of $1.5 million received by the Company pursuant to an officer's life insurance policy.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

         Industry conditions in the Company's market territory remained competitive due to a increase in the level of dealers (retailers) and manufacturing plants. In response, the Company has restructured its manufacturing operations, idling one plant each at its Belmont and Spirit plant clusters and closing a leased plant at Spirit. The two idled plants may be reopened as market conditions improve.

         Net sales for the three months ended June 30, 1997 increased 14.3% to $70.5 million from $61.7 million for the three months ended June 30, 1996 due primarily to the addition of Bellcrest Homes which was acquired during the fourth quarter of 1996. The number of homes sold during the quarter increased 8.1% to 3,211 from 2,971 in the second quarter of 1996. Multi-sectional homes increased to 32.2% of homes sold during the second quarter of 1997 from 25.7% in the same quarter of 1996. The average price of a home sold increased 5.8% to $21,956 in the second quarter of 1997 from $20,761 in the second quarter of 1996 due, in part, to the higher mix of multi-sectional homes.


         Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales during the second quarter of 1997 increased 15.8% to

$60.5 million from $52.2 million for the second quarter of 1996. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased to $44.1 million and $8.6 million, respectively, for the second quarter of 1997 from $38.5 million and $7.5 million, respectively, for the second quarter of 1996 primarily as a result of the increased volume. As a percentage of net sales, cost of sales for the second quarter of 1997 increased to 85.8% from 84.7% in the second quarter of 1996, due in part to the $299 thousand write off of leasehold improvements at the closed Spirit plant and increases in salary and wages, insurance and depreciation.

         Selling, general and administrative expenses for the second quarter of 1997 increased 80.2% to $7 million from $3.9 million in the second quarter of 1996, primarily as a result of increased dealer promotion costs and the addition of Bellcrest Homes which was acquired during the fourth quarter of 1996. Dealer promotion costs increased to $3.3 million in the second quarter of 1997 from $1.5 million in the second quarter of 1996. The Company believes the number of dealers and manufacturers in its market territory has increased and expects these higher promotion costs to continue. As a percentage of net sales, selling, general and administrative expense increased to 10% for the second quarter of 1997 from 6.3% for the second quarter of 1996 due primarily to the higher dealer promotion costs and increases in selling and administrative salaries and commissions.

         Income tax expense for the second quarter of 1997 was $1.2 million or an effective tax rate of 26.1% compared to $2.2 million for the comparable quarter of the prior year or an effective tax rate of 38.1%. The difference in these effective rates is primarily attributable to the receipt during the second quarter of 1997 of $1.5 million in Officer Life Insurance which is non-taxable.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

         Net sales for the six months ended June 30, 1997 increased 8.4% to $122.6 million from $113.1 million for the six months ended June 30, 1996 due primarily to the acquisition of Bellcrest Homes which was acquired during the fourth quarter of 1996. The number of homes sold increased 1.6% to 5,543 in 1997 from 5,457 in 1996. Multi-sectional homes increased to 33.1% of homes sold during the first six months of 1997 from 24.5% for the six months ended June 30, 1996.

         Cost of sales for the six months ended June 30, 1997 increased 10.7% to $105.9 million from $95.6 million for the six months ended June 30, 1996. Costs of raw materials and direct labor increased to $77.3 million and $14.7 million, respectively, in 1997 from $71.5 million and $13.1 million, respectively, in 1996 primarily as a result of the increased sales volume. As a percentage of net sales, cost of sales for the six months ended June 30, 1997 increased to 86.3% from 84.5% due primarily to increases in direct labor and wages, insurance, depreciation and the write off of leasehold improvements at the closed Spirit plant.

         Selling, general and administrative expenses for the six months ended June 30, 1997 increased 60% to $12.3 million from $7.7 million in the comparable period of the prior year due to higher dealer promotional costs and the addition of Bellcrest Homes which was acquired during the fourth quarter of 1996. Dealer promotional costs increased to $5.7 million for the six months ended June 30, 1997 from $2.7 million in the prior year period. The Company believes the number of dealers and manufacturers in its market territory has increased and expects these higher levels of promotional costs to continue. As a percentage of net sales, selling, general and administrative expense increased to 10.1% for the six months ended June 30, 1997 from 6.8% for the six months ended June 30, 1996 primarily as a result of the higher promotional costs.

         Interest expense for the six months ended June 30, 1997 was $344 thousand compared to $66 thousand for the six months ended June 30, 1996 due primarily to additional borrowings supporting the Bellcrest acquisition during the fourth quarter of 1996.

         Income tax expense for the six months ended June 30, 1997 was $1.7 million or an effective tax rate of 29.3% compared to $3.8 million for the six months ended June 30, 1996 or an effective tax rate of 38.1%. The difference in these effective rates is primarily attributable to the receipt during the second quarter of 1997 of $1.5 million in officers life insurance which is non-taxable.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and equivalents including certificates of deposit were $16.5 million at June 30, 1997 compared to $13.3 million at year end December 31, 1996.

         Net cash provided by operating activities was $8.5 million for the six months ended June 30, 1997 compared to $7.5 million for the six months ended June 30, 1996 due in part to increases in depreciation and amortization and the write off of leasehold improvements at the closed Spirit plant. Accounts receivable are funded by approved dealer floor-plan financing and usually are collected within 15 days, except in periods when extended terms are granted to promote sales. All homes are manufactured against orders, and currently, no homes are produced for inventory.

         The Company utilized $888 thousand for the purchase of property, plant and equipment during the six months ended June 30, 1997 compared with $3.1 million during the six months ended June 30, 1996. Expenditures during 1996 were primarily for the addition of two plants at Spirit Homes.

         The Company's financing activities used $4.3 million in cash for the repayment of debt during the six months ended June 30, 1997 compared with providing $824 thousand during the six months ended June 30, 1996. In January 1996 the Company raised approximately $11.7 million in net cash proceeds from the secondary sale of stock to the public and used $10.9 million of these proceeds to retire outstanding debt.

         The Company plans to continue its current growth strategy of acquiring or constructing new manufacturing facilities when necessitated by consumer demand. In order to provide any additional funds necessary for the continued pursuit of this growth strategy, the Company may incur, from time to time, additional short-and long-term bank indebtedness, including mortgage loans and industrial revenue bond financing, and may issue, in public or private transactions, equity and debt securities, the availability and terms of which will depend upon market and other conditions.

PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         The Company's Annual Meeting of Shareholders was held on June 3, 1997. During the Annual Meeting the following directors were elected to serve until the 1998 Annul Meeting or their earlier retirement from the Board of Directors:

                                Votes
Directors                       For               Against           Withheld
A. Douglas Jumper, Sr.          7,257,313           --               30,895
John W. Allison                 7,257,313           --               30,895
Thomas D. Keenum                7,257,313           --               30,895
Roger D. Moore                  7,257,118           --               31,090
J.M. Page                       7,257,118           --               31,090
Don D. Murphy                   7,260,568           --               27,640
Hollis D. Sparks                7,260,763           --               27,445

         Additionally, ratification of an amendment to the Company's 1994 Incentive Stock Plan to (i) increase from 600,000 to 1,000,000 the number of shares of Common Stock authorized thereunder; (ii) require that no more than 250,000 shares of Common Stock be awarded to any person in a three-year period; and (iii) eliminate the requirement of shareholder approval of certain administrative amendments was ratified as follows: For 6,086,584; Against 227,287; Withheld 874,940.

ITEM 5.  OTHER MATTERS

         On August 14, 1997 the Company announced it had entered into a definitive agreement to merge with a subsidiary of Cavalier Homes, Inc. (NYSE:CAV). The agreement calls for the exchange of .80 shares of Cavalier Homes, Inc. common stock for each outstanding share of Belmont stock. The combination is intended to qualify as a tax-free exchange to the shareholders of Belmont and to be accounted for as a pooling of interests. The consummation of this transaction is subject to customary closing conditions including regulatory and shareholder approvals.

Item 6.
         (a)  Exhibits
              Exhibit 27.  Financial Data Schedule (for SEC use only).
         (b)  Reports on Form 8-K
              1. Report dated May 4, 1997 announcing the death of Mr. Jerold Kennedy, the Company's President And CEO.

SIGNATURES

Pursuant to the requirements of the Securities And Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     BELMONT HOMES, INC

Date:  August 12, 1997                               /s/ John Allison
                                                     ----------------
                                                     Acting President And CEO


Date:  August 12, 1997                               /s/ William Kunkel
                                                     ------------------
                                                     CFO