Form 10-K/A
period 1996-12-31
BELMONT HOMES INC
filed 1997-11-14
CIK 934651

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-K/A


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


                  The Company's backlog at December 31, 1996 was $8.4 million for 505 floors compared to $14.5 million for 975 floors at December 31, 1995.


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


----------

(1) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-87868.
(2) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, filed October 13, 1995, File No. 0-26142.
(3) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-80823.
(4) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K, filed November 13, 1996, File No. 0-26142.
(5)      Filed with original 10-K of Belmont Home, Inc.

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

10.1            Registrant's 1994 Incentive Stock Plan (1)

10.2 Registrant's 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)

--------------------

(1) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-1, Registration No. 33-87868.

        (4) Reports on Form 8-K.


        On November 13, 1996, the Company filed a Current Report on Form 8-K to report, pursuant to Item 2, the closing of the Company's acquisition of Bellcrest and, pursuant to Item 5, that Jerold Kennedy, the President and Chief Executive Officer of the Company, had been diagnosed with lung cancer (the "Current Report").

        The Current Report was amended by a Current Report on Form 8-K/A filed by the Company on November 14, 1997 (the "Amendment"). The Amendment was filed, pursuant to Item 7, to comply with the disclosure requirements of the Securities and Exchange Commission regarding the financial statements of businesses acquired.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BELMONT HOMES, INC.


                               By: /s/ William M. Kunkel
                                   ---------------------------------
                                   William M. Kunkel
                                   Excutive Vice President and
      November 13, 1997                   Chief Financial Officer

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


          In October 1995 Belmont acquired, in a transaction accounted for using the purchase method of accounting, all the outstanding common stock of Spirit Homes, Inc. for $9,500, consisting of cash of $2,450 and debt of $7,350. The effects of the acquisition at purchase date were as follows:



    Decrease in cash, net                                   $2,377
    Increase in other current assets                         5,708
    Increase in property, plant and equipment                4,107
    Increase in restricted cash                              2,069
    Increase in goodwill and other assets                    5,505
    Increase in current liabilities                          8,009
    Increase in long-term debt and deferred income taxes     7,003


          The following unaudited pro forma data are provided for comparative purposes and are not necessarily indicative of actual results that would have been achieved had the acquisition of Spirit been consummated at an earlier date and are not necessarily indicative of future results. Assuming that the acquisition was consummated on January 1, 1994 and January 1, 1995, respectively, unaudited pro forma net sales, net income and net income per common share, after giving effect to certain adjustments, including amortization of goodwill and other assets, increased interest expense on debt related to the acquisition, increased depreciation expense, and related income tax effects, for the years ended December 31, 1994 and 1995 follow:



                                           1994              1995
                                           ----              ----
     Net sales                           $143,865          $187,018
     Net income                             6,730             8,961
     Net income per common share             1.27              1.29


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

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(9)  Employee Benefit Plans

     Group Medical Plan:


          The Company has a self-funded group medical plan which is administered by a third party administrator. The Plan has reinsurance coverage limiting its liability for any individual employee loss to $15, with a cap of $348 in aggregate losses in any one year. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established a self-insurance trust fund for payment of claims and makes deposits to the fund in amounts determined by consulting actuaries. The cost of this plan to the Company was $453, $688 and $1,090 for the years ended December 31, 1994, 1995 and 1996, respectively.


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

(14) Public Offerings of Securities


          In June, 1995 the Company completed an initial public offering of 2,932,500 shares (adjusted for stock split) of common stock. The net proceeds of approximately $15,300 were used to retire debt and preferred stock and for working capital.

          In January, 1996 the Company completed a secondary public offering of 1,200,000 shares (adjusted for stock split) of common stock. The net proceeds of approximately $11,725 were used to retire debt and for working capital.


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