Form 10-Q
period 1997-09-30
BELMONT HOMES INC
filed 1997-11-14
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           ---
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1997



COMMISSION FILE NUMBER 0-26142



                               BELMONT HOMES, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

              MISSISSIPPI                                           64-0834574
              -----------                                           ----------
(State or other jurisdiction of incorporation or     (I.R.S. Employer Identification Number)
             organization)


HIGHWAY 25 SOUTH, INDUSTRIAL PARK DRIVE
       BELMONT, MISSISSIPPI 38827                                         (601) 454-9217
       --------------------------                                         --------------
(Address, including zip code of principal executive  (Registrant's telephone number, including area code)
                  offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
         At November 4, 1997 9,467,000 shares of the Registrant's $.10 Par Value Common Stock were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       BELMONT HOMES, INC AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE DATA)


                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                            -------------             -------------
                                         1997         1996           1997       1996
                                         ----         ----           ----       ----
Net sales                              $56,931      $57,512       $179,575    $170,638
Cost of sales                           48,993       48,645        154,875     144,289
                                       -------      -------       --------    --------
         Gross profit                    7,938        8,867         24,999      26,349
Selling, general and administrative      6,293        3,637         18,633      11,349
                                       -------      -------       --------    --------
         Income from operations          1,645        5,230          6,366      15,000
Other income (expense):
         Interest expense                  (88)          (9)          (432)        (75)
         Interest income                   168          177            435         459
         Officers life insurance                                     1,500
                                       -------      -------       --------    --------
Income before income taxes               1,725        5,398          7,570      15,384
Income tax expense                         673        2,043          2,388       5,848
                                       -------      -------       --------    --------
Net income                               1,052        3,355          5,182       9,536
                                       -------      -------       --------    --------
Net income per common share               $.11         $.35           $.55       $1.02
                                       -------      -------       --------    --------
Weighted average common shares
         outstanding                     9,482        9,551          9,482       9,378
                                       -------      -------       --------    --------


            See Notes to Condensed Consolidated Financial Statements.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                              UNAUDITED
                                            SEPTEMBER 30,    DECEMBER 31,
                                            -------------    ------------
                                                1997            1996
                                                ----            ----
         ASSETS
Current assets:
  Cash and cash equivalents                  $ 4,521          $ 5,070
  Certificates of deposit                      8,588            8,243
  Accounts receivable, net                    10,940            7,829
  Inventories                                 12,350           13,020
  Prepaid and other                            2,815            2,661
                                             -------          -------
         Total current assets                 39,214           36,823
Property, plant and equipment, net            21,607           22,318
Goodwill and other assets, net                19,367           20,214
                                             -------          -------
                                             $80,188          $79,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt          $  --            $ 9,093
  Accounts payable                             6,084            3,461
  Accrued expenses                            14,168           10,744
                                             -------          -------
         Total current liabilities            20,252           23,298
Long-term debt                                  --              1,303
Deferred income taxes                            907              907
                                             -------          -------
         Total liabilities                    21,159           25,508
                                             -------          -------
Shareholders' equity:
  Common stock                                   947              947
  Additional paid-in capital                  27,372           27,372
  Retained earnings                           34,203           29,021
  Adjustment to predecessor basis             (3,493)          (3,493)
                                             -------          -------
         Total shareholders' equity           59,029           53,847
                                             -------          -------
                                             $80,188          $79,355
                                             -------          -------





            See Notes to Condensed Consolidated Financial Statements.

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                               -------------
                                                           1997             1996
                                                           ----             ----
Cash flows from operating activities:
  Net income                                            $  5,182         $  9,536
  Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation and amortization                       2,148            1,188
       Loss on leasehold improvements at closed plant        299
      Changes in operating assets and liabilities:
         Accounts receivable                              (3,111)          (3,835)
         Inventories                                         670           (3,831)
         Prepaid and other                                   122             (128)
         Accounts payable                                  2,623            3,155
         Accrued expenses                                  3,424            4,269
                                                        --------         --------
          Net cash provided by operating activities       11,357           10,354
                                                        --------         --------
Cash flows from investing activities:
  Additions to property, plant and equipment              (1,165)          (4,834)
  Certificates of deposit                                   (345)          (1,421)
  Investment in supply joint ventures                       --             (2,505)
                                                        --------         --------
          Net cash used by investing activities           (1,510)          (8,760)
Cash flows from financing activities:
  Proceeds from notes                                                       2,200
  Repayment of long-term debt                            (10,396)         (10,940)
  Proceeds from sale of common stock net of
       offering costs                                                      12,390
                                                        --------         --------
          Net cash provided by financing activities      (10,396)           3,650
                                                        --------         --------
Net increase (decrease) in cash and equivalents             (549)           5,244
Cash and equivalents at beginning of year                  5,070            2,055
                                                        --------         --------
Cash and equivalents end of period                      $  4,521         $  7,299
                                                        --------         --------





            See Note to Condensed Consolidated Financial Statements.

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

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments that are necessary for a fair presentation, have been included in the condensed consolidated financial statements for the interim periods ended September 30, 1997 and 1996. The results of operations for the three and nine month periods are not indicative of the results of operations to be expected for the full year ending December 31, 1997 or any other interim period.

(2)  INVENTORIES

                                  SEPTEMBER 30,     DECEMBER 31,
                                      1997              1996
                                      ----              ----
Raw materials                        $9,077           $ 9,702
Work-in-process                         641               798
Finished homes                        2,632             2,520
                                    -------           -------
                                    $12,350           $13,020
                                    -------           -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the Company's condensed financial statements expressed as a percentage of net sales:

                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER  30,
                                           1997         1996        1997        1996
                                           -----       -----       -----       -----
Net sales                                  100.0%      100.0%      100.0%      100.0%
Cost of sales                               86.1        84.6        86.2        84.6
                                           -----       -----       -----       -----
Gross profit                                13.9        15.4        13.8        15.4
Selling, general and administrative         11.3         6.3        10.4         6.7
                                           -----       -----       -----       -----
Income from operations                       2.9         9.1         3.4         8.8
Interest income (expense), net                .1          .3         --          (.2)
Officer life insurance                                                .8
Income taxes                                 1.2         3.6         1.3         3.4
                                           -----       -----       -----       -----
Net income                                   1.8         5.8         2.9         5.6
                                           -----       -----       -----       -----

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Industry conditions in the Company's market territory remained competitive due to an increase in the number of dealers (retailers) and manufacturing plants in, or selling to, the Company's market territory. In response, the Company re-aligned its manufacturing operations at the end of the second quarter, idling one plant each at its Belmont and Spirit plant clusters and closing a leased plant at Spirit which was rented on a month-to-month basis. There was no severance paid as a result of this re-alignment and the Company charged to expense all costs related for this action which consisted primarily of $299 thousand for the write off of leasehold improvements at the closed plant. The two idled plants may be reopened as market conditions improve.

         Net sales for the three months ended September 30, 1997 deceased by 1% to $56.9 million from $57.5 million for the three months ended September 30, 1996 due to a $14.5 million decline in sales at the Company's Belmont and Spirit operations. These sales declines were off set in part by the contribution of the Company's Bellcrest Homes subsidiary which was acquired during the fourth quarter of 1996. The number of homes sold during the quarter decreased 10% to 2,477 homes from 2,741 in the third quarter of 1996. Multi-sectional homes increased to 38.2% of homes sold during the third quarter of 1997 from 22.9% in the same quarter of 1996 due primarily to sales at Bellcrest Homes whose multi-sectional mix was 73% for the quarter. The average price of a home sold increased 14.2% to $22,984 in the third quarter of 1997 from $20,982 in 1996 due, in part, to the higher mix of multi-sectional homes sold by the Company during the quarter.

         Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales during the third quarter of 1997 increased 1% to $49 million from $48.6 million for the third quarter of 1996. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, were $34.7 million and $7.3 million, respectively, for the third quarter of 1997 compared to $37 million and $6.7 million, respectively, for the third quarter of 1996. The $2.3 million decrease in raw materials is due primarily to the higher mix of multi-section homes during the quarter which as a percentage of sales value have a lower material content. The $.6 million increase in direct labor is due primarily to higher labor at operations where plants were idled and closed as these operations adjusted to new mixes of homes and shorter production runs. As a percentage of net sales, cost of sales for the third quarter of 1997 increased to 86.1% from 84.6% in the third quarter of 1996, due to (i) the $.6 million increase in direct labor, (ii) a $.7 million increase in supervisory salaries to $1.7 million for the third quarter of 1997 from $1.0 million in the third quarter of 1996 of which $.5 million is due to increased incentive compensation including a $.2 million payment to the estate of the Company's former President and CEO who died in May 1997, and (iii) a $1 million increase in service and warranty to $2.5 million in the third quarter of 1997 from $1.5 million in the third quarter of 1996 of which $.2 million pertains to the Company's Spirit operations which continues to experience increasing levels of warranty service, a $.2 million increase in the warranty accrual in response to the continuing higher service at Spirit and the inclusion of Bellcrest Homes which was acquired during the fourth quarter of 1996.

         Selling, general and administrative expenses for the third quarter of 1997 increased 75% to $6.3 million in the third quarter of 1997 from $3.6 million in the third quarter of 1996 primarily as a result of increased dealer promotion costs and the addition of Bellcrest Homes which was acquired during the fourth quarter of 1996. Dealer promotion costs increased $1.1 million to $2.6 million in the third quarter of 1997 from $1.5 million in the second quarter of 1996. The Company believes the number of dealers and manufacturers in its market territory has increased and expects these higher promotion costs to continue. As a percentage of net sales, selling, general and administrative expenses increased to 11.1% for the third quarter of 1997 from 6.3% for the third quarter of 1996 due primarily to the higher dealer promotion costs and increases in selling and administrative salaries and commissions.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Net sales for the nine months ended September 30, 1997 increased 5% to $179.6 million from $170.6 million for the nine months ended September 30, 1996 due to the acquisition of Bellcrest Homes which was acquired during the fourth quarter of 1996. The number of homes sold decreased 2% to 8,020 in 1997 from 8,198 in 1996. Multi-section homes increased to 34.7% of homes sold during the nine months ended September 30, 1997 from 24% in the prior year period due to the higher such mix of homes at Bellcrest Homes whose multi-section mix was 68% in 1997. The average price of a home sold increased 6.7% to $22,391 in the nine months ended September 30, 1997 from $20,815 for the comparable period in the prior year due in part to the higher mix of multi-section homes.

         Costs of sales for the nine months ended September 30, 1997 increased 7.3% to $154.9 million from $144.3 million for the nine months ended September 30, 1996. Costs of raw materials and direct labor increased to $112.1 million and $21.9 million, respectively, in 1997 from $108.6 million and $19.8 million, respectively, in 1996 primarily as a result of increased sales volume and in addition, for direct labor, for increases due to higher labor for the Company's operations which idled and closed plants at the end of the second quarter due to reduced orders. As a percentage of net sales, cost of sales for the nine months ended September 30, 1997 increased to 86.2% from 84.6% due primarily to (i) increased direct labor, (ii) a $1.5 million increase in salaries and wages to $4.9 million during the nine months ended September 30, 1997 from $3.5 million for the comparable period of the prior year due in part to the inclusion of Bellcrest Homes which was acquired during the fourth quarter of 1996 and (iii) a $1.1 million increase in warranty costs to $6.6 million for the nine months ended September 30, 1997 from $5.6 million in the comparable period of the prior year due to increases in warranty as a result of the inclusion of Bellcrest Homes in 1997 and to an approximate $.5 million increase at the Company's Spirit Homes operations. These increases as a percent of net sales were off set in part by a decrease in raw materials to 62.4% for the nine months ended September 30, 1997 from 63.6% for the prior year period due primarily to the higher mix of multi-sectional homes which have a lower raw material content as a percent of sales value.

         Selling, general and administrative expenses for the nine months ended September 30, 1997 increased 64% to $18.6 million from $11.3 million in the comparable period of the prior year primarily as a result of increased dealer promotion costs and the addition of Bellcrest Homes which was acquired during the fourth quarter of 1996. Dealer promotion costs increased $4.2 million to $8.3 million for the nine months ended September 30, 1997 from $4.1 million for the comparable period in the prior year. The Company believes the number of dealers and manufacturers in its market territory has increased and expects these higher levels of promotional costs to continue. As a percentage of net sales, selling, general and administrative expense increased to 10.4% for the nine months ended September 30, 1997 from 6.7% for the nine months ended September 30, 1996 as a result of the $4.2 million increase in dealer promotion costs and a $1.3 million increase in selling and administrative salaries and commissions to $5.8 million for the nine months ended September 30, 1997 from $4.5 million for the comparable period of the prior year due in part to the inclusion of such costs for Bellcrest Homes which was acquired during the fourth quarter of 1996.

         Interest expense for the nine months ended September 30, 1997 was $432 thousand compared to $75 thousand for the nine months ended September 30, 1996 due primarily to additional borrowings supporting the Bellcrest acquisition during the fourth quarter of 1996. In September 1997 the Company paid off all outstanding borrowings.

         Income tax expense for the nine months ended September 30, 1997 was $2.4 million or an effective tax rate of 31.5% compared to $5.8 million for the nine months ended September 30, 1996 or an effective tax rate of 38%. The differences in these effective rates is primarily attributable to the receipt during the second quarter of 1997 of $1.5 million of Officer Life Insurance which is non-taxable.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and equivalents including certificates of deposit were $13.1 million at September 30, 1997 compared to $13.3 million at year end December 31, 1996.

         Net cash provided by operating activities was $11.4 million for the nine months ended September 30, 1997 compared to $10.4 million for the nine months ended September 30, 1996 due in part to a $1.2 million increase in depreciation and amortization (including the write off of leasehold improvements at the closed Spirit plant) to $2.4 million for the nine months ended September 30, 1997 from $1.2 million in the comparable period of the prior year. Accounts receivable are funded by approved dealer floor-plan financing and usually are collected within 15 days, except in periods when extended terms are granted to promote sales. All homes are manufactured against orders, and currently, no homes are produced for inventory.

         The Company utilized $1.2 million for the purchase of property, plant and equipment during the nine months ended September 30, 1997 compared with $4.8 million during the nine months ended September 30, 1996. Expenditures during 1996 were primarily for the addition of two plants at Spirit Homes. In addition, during 1996 the Company utilized $2.5 million for investment in two raw material supply joint ventures which produce passage doors, paneling and cabinet doors.

          The Company's financing activities used $10.4 million in cash for the repayment of all short and long-term debt during the nine months ended September 30, 1997 compared with providing $3.7 million during the comparable period of the prior year. In January 1996 the Company raised approximately $11.7 million in net cash proceeds from the secondary sale of stock to the public and used $10.9 million of these proceeds to retire outstanding debt.

         The Company's backlog at September 30, 1997 was $12.8 million for 774 floors compared to $23.5 million for 1,485 floors at September 30, 1996.

         The Company plans to continue its current growth strategy of acquiring or constructing new production facilities when necessitated by consumer demand. In order to provide any additional funds necessary for the continued pursuit of this growth strategy, the Company may incur, from time to time, additional short- and long-term bank indebtedness, including mortgage loans and industrial revenue bond financing, and may issue, in public or private transactions, equity and debt securities, the availability and terms of which will depend upon market and other conditions.

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

                           PART II--OTHER INFORMATION
Item 6.
         (a) Exhibits
              Exhibit 10.1 Non-Competition and Non-Solicitation Agreement between the Company and Mr. John W. Allison dated August 14, 1997.
              Exhibit 10.2 Non-Competition and Non-Solicitation Agreement between the Company and Mr. G. Hiller Spann dated August 14, 1997.
              Exhibit 10.3 Non-Competition and Non-Solicitation agreement between the Company and Mr. Keith Kennedy dated August 14, 1997.

              Exhibit 27. Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K
              (i) The Company filed a report on Form 8-K (Item 5) on August 20, 1997 with respect to its execution of a definitive Agreement and Plan of Merger with Cavalier Homes, Inc.
             (ii) The Company filed a report on Form 8-K (Item 5) on September 8, 1997 with respect to the election of G. Hiller Spann as the Company's President and CEO, the execution of the First Amendment to Stock Purchase Agreement between the Company and the former shareholders of Bellcrest Homes, Inc., and the execution of indemnification agreements with its Directors and Executive Officers.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                    BELMONT HOMES, INC.



Date:  November 12, 1997                            /s/ William Kunkel
                                                    ------------------
                                                    Executive Vice President
                                                    and Chief Financial Officer