Form 10-Q/A
period 1997-09-30
BELMONT HOMES INC
filed 1997-11-20
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-Q/A


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
                (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE DATA)


                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                            -------------             -------------
                                         1997         1996           1997       1996
                                         ----         ----           ----       ----
Net sales                              $56,931      $57,512       $179,575    $170,638
Cost of sales                           48,993       48,645        154,875     144,289
                                       -------      -------       --------    --------
         Gross profit                    7,938        8,867         24,700      26,349
Selling, general and administrative      6,293        3,637         18,633      11,349
                                       -------      -------       --------    --------
         Income from operations          1,645        5,230          6,067      15,000
Other income (expense):
         Interest expense                  (88)          (9)          (432)        (75)
         Interest income                   168          177            435         459
         Officers life insurance                                     1,500
                                       -------      -------       --------    --------
Income before income taxes               1,725        5,398          7,570      15,384
Income tax expense                         673        2,043          2,388       5,848
                                       -------      -------       --------    --------
Net income                               1,052        3,355          5,182       9,536
                                       -------      -------       --------    --------
Net income per common share               $.11         $.35           $.55       $1.02
                                       -------      -------       --------    --------
Weighted average common shares
         outstanding                     9,482        9,551          9,482       9,378
                                       -------      -------       --------    --------


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








                                                    BELMONT HOMES, INC.



Date:  November 19, 1997                            /s/ William Kunkel
                                                    ------------------
                                                    Executive Vice President
                                                    and Chief Financial Officer