Form 10-K/A
period 1996-12-31
BELMONT HOMES INC
filed 1997-12-02
CIK 934651

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-K/A


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

SALES AND DEALER NETWORK


                  The Company sells manufactured homes through approximately 410 dealers and 550 sales centers in 20 states, principally in the southern United States. Approximately 80% of the Company's sales during 1996 occurred in its primary market states of Alabama, Arkansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. Management believes that the quality of its independent dealer network has been, and will continue to be important to the Company's performance. For the year ended December 31, 1996, gross sales at the Company's ten largest dealers accounted for approximately 20%.


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


                  Warranty and service expense for the Company approximated 2.1% of gross sales in 1995 and 3.2% of gross sales in 1996. The Company maintains a warranty reserve which management believes is adequate to cover estimated warranty claims to be incurred and which to date has been sufficient to cover the Company's warranty expenses. The Company often incurs service expenditures after the warranty period has expired. Management believes that this practice increases dealer loyalty and maintains goodwill.


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



ITEM 6.           SELECTED FINANCIAL DATA

                                   Predecessor (1)
                             ---------------------------
                                                  Period From
                                             -----------------------
                         Year Ended          Jan 1 to       Jun 1 to      Pro                       -------------------------
                         December 31,        May 31,        Dec 31,       Forma                      Year Ended December 31,
                      --------------------------------------------------------------------------------------------------------------
(in thousands, except
per share date)                1992              1993          1993           1993             1994           1995          1996
                       -------------------------------------------------------------------------------------------------------------
INCOME DATA:
Gross sales                    41,441           26,639        44,125         70,765          107,423       150,576        234,050
Less: dealer rebates              150              336           324            660            1,597         2,272          6,233
                       -------------------------------------------------------------------------------------------------------------
Net sales                      41,291           26,303        43,801         70,105          105,826       148,304        227,817
Cost of sales                  35,869           22,941        37,027         59,988           89,902       127,165        197,801
                       -------------------------------------------------------------------------------------------------------------
Gross profit                    5,422            3,362         6,774         10,117           15,924        21,139         30,016
Selling, general
  and
  administrative
  expenses                      2,048            1,257         2,386          3,798            5,134         7,061         10,799
                       -------------------------------------------------------------------------------------------------------------
Income from
  operations                    3,374            2,105         4,388          6,319           10,790        14,078         19,217
Other income
  (expense),
  net                            (104)              34          (637)        (1,014)          (1,062)         (314)           420
Income taxes                       --               --         1,430          1,996            3,349         5,154          7,524
                       -------------------------------------------------------------------------------------------------------------
Net income                      3,270            2,139         2,321          3,309            6,379         8,610         12,113

Income tax
  adjustment                    1,242              789            --             --               --            --             --
                       ------------------------------------
Net income,
  adjusted for
  income taxes                $ 2,028          $ 1,350            --             --               --            --             --
                       ====================================
Preferred stock
  dividends                                                      (43)           (81)             (81)          (28)            --
Net income
  applicable
  to common
  stock                                                        2,278          3,228            6,298         8,582         12,113
                                                          ==========================================================================
Net income per
  common share                                                 $0.43          $0.61            $1.20         $1.23          $1.29
                                                          --------------------------------------------------------------------------
Weighted average
  common shares
  outstanding                                                  5,250          5,250            5,250         6,963          9,426
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  Belmont achieved record sales and profits in 1996 due to management's plant expansion strategy, a growing manufactured housing industry and the acquisition of Bellcrest Homes, Inc. during the fourth quarter. Gross sales increased 55% to $234.1 million from $150.6 million last year, following a 40% increase in 1995. Net income increased 41% to $12.1 million compared to $8.6 million in 1995.

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

                  Management believes that industry conditions have recently become significantly more competitive and seasonal. Management of Belmont believes that this increased competition is primarily the result of the increasing number of manufacturers and plants operating in the industry, together with a related increase in the number of independent and other retail dealers operating in Belmont's territory. The return of seasonality is consistent with historical trends present in the industry. Management also believes, based upon recent trends, that the multi-section segment of the industry has become more competitive among manufacturers and more attractive to purchasers of manufactured housing. Management believes that this increased competition and return to seasonality could adversely effect the Company's future sales and results of operations.

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

                  The following table sets forth information derived from the Company's historical financial statements.



                                                     1994      1995      1996
                                                    ------    ------    ------
         Gross sales                                100.0%    100.0%    100.0%
         Less: Dealer rebates                         1.5       1.5       2.7
                                                    -----     -----     -----
         Net sales                                   98.5      98.5      97.3
         Cost of sales                               83.7      84.5      84.5
                                                    -----     -----     -----
         Gross profit                                14.8      14.0      12.8
         Selling, general and administrative          4.8       4.7       4.6
                                                    -----     -----     -----
         Income from operations                      10.0       9.3       8.2
         Other income (expense), net                 (1.0)      (.2)       .2
         Income taxes                                 3.1       3.4       3.2
                                                    -----     -----     -----
         Net income                                   5.9%      5.7%      5.2%
                                                    -----     -----     -----


1996 COMPARED TO 1995

         GROSS SALES. Gross sales increased 55.4% in 1996 to $234.1 million from $150.6 million in 1995, on a volume increase of 41.6%. Homes sold increased 3,264 units to 11,103 in 1996 from 7,839 in 1995. The majority of this volume increase results from Spirit Homes which opened two new plants during the second half of 1996. In addition, approximately 14% or 458 homes are from the acquisition of Bellcrest during the fourth quarter of 1996. Multi-sectional homes increased to 25.8% of homes sold in 1996 from 17% in 1995. The average price of a multi-section home in 1996 was $30,687 compared with $30,583 in the prior year. Single-section homes increased 5.1% in average price to $17,731 in 1996 from $16,874 in 1995 due to price and mix changes.

         Dealer rebates increased 170% to $6.2 million in 1996 from $2.3 million in the prior year due primarily to the higher level of rebates for Spirit Homes which was acquired during the fourth quarter of 1995 and to volume increases for existing rebate programs. Belmont's management believes the number of dealers and manufacturers in its market territory has increased and expects those higher rebate allowances to continue.

         COST OF SALES. Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales increased 55.5% to $197.8 million in the current year from $127.2 million in 1995. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased in 1996 to $148.2 million and $26.9 million, respectively, from $98.6 million and $16.5 million in 1995. As a percentage of gross sales, cost of sales was 84.5% for both 1996 and 1995.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 52% to $10.8 million in 1996 from $7.1 million in the prior year. Selling, general and administrative expense was 4.6% of gross sales in 1996 compared to 4.7% in the prior year. Selling expenses include commissions, advertising expenses, salaries for sales support personnel and sales incentives. General and administrative expenses include administrative salaries, bonuses, insurance costs, professional fees and goodwill amortization.

         INTEREST EXPENSE. Interest expense declined to $285 thousand in 1996 from $825 thousand in 1995 due primarily to the effect of debt reduction from the use of proceeds of the Company's secondary sale of stock in January 1996.

1995 COMPARED TO 1994

           GROSS SALES. Gross sales increased 40.2% in 1995 to $150.6 million from $107.4 million in 1994, on a volume increase of 29.2%. Homes sold increased 1,773 units to 7,839 in 1995 from 6,066 in 1994. This volume increase results from the opening in March 1995 of the Company's fourth and largest plant at its Belmont cluster, the addition of a fifth plant purchased in August 1995 in Clarksdale, Mississippi, and the acquisition of Spirit Homes whose sales, from acquisition in October 1995, of 650 homes represent 37% of the total 1995 volume increase. The average price of a single-section home increased 8.3% to $16,874 in 1995 from $15,575 in the prior year while the average price of a double section home increased 8.4% to $30,583 from $28,218 in 1994. These increases in average price result from both price and mix changes, including the sale of higher priced vinyl siding and Wind Zone homes in 1995 not available in 1994.

           Dealer rebates increased 44% to $2.3 million in 1995 from $1.6 million in the prior year due primarily to volume increases.

           COST OF SALES. Cost of sales increased 41.4% to $127.2 million in 1995 from $89.9 in 1994. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, increased in 1995 to $98.6 million and $16.2 million, respectively, from $71.2 million and $10.7 million in 1994. As a percentage of gross sales, cost of sales for 1995 increased to 84.5% from 83.5% due primarily to the higher manufacturing costs for Spirit Homes. Additionally, slightly higher manufacturing costs were incurred during 1995 as a result of the start up of two plants.

           SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 39% to $7.1 million in 1995 from $5.1 million in 1994, primarily as a result of higher sales commissions resulting from increased sales. Selling, general and administrative expense was 4.7% of gross sales in 1995 compared to 4.8% in 1994.


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


           Belmont's backlog at December 31, 1996 was $8.4 million for 505 floors compared to $14.5 million for 975 floors at December 31, 1995.


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

           (3)      Exhibits

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS

3.1      --   Restated Articles of Incorporation of the Registrant (1)
3.2      --   Bylaws of the Registrant (1)
4.1      --   Article 5 of the Restated Articles of Incorporation of the Registrant (included in Exhibit 3.1)(1)
4.2      --   Specimen of Common Stock certificate (1)
10.1     --   Registrant's 1994 Incentive Stock Plan (1)
10.2     --   Registrant's 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)
10.3     --   Manufacturer Agreement, dated March 21, 1988, between Registrant and Ford Motor Credit Company
              (successor to Meritor Creditor Corporation) (1)
10.4     --   Floorplan Repurchase Agreement, dated April 3, 1990, between Registrant and Bombardier Capital,
              Inc. (1)
10.5     --   Inventory Repurchase Agreement, dated September 30, 1993, between Registrant and NationsCredit
              Commercial Corporation (1)
10.6     --   Pre-Sold Floorplan Financing Agreement, dated January 12, 1994, between Registrant and Green Tree
              Financial Corporation (1)
10.7     --   Floorplan Repurchase Agreement, dated October 18, 1994, between Registrant and ITT Commercial
              Finance Corp. (1)
10.8     --   Manufacturer's Financing Agreement, dated March 8, 1994, between Registrant and Deere Credit,
              Inc. (1)
10.9     --   Registrant's Form of Manufacturer's Repurchase Agreement (1)
10.10    --   Guaranty of Repurchase Obligations between BHI and Bombardier Capital, Inc. dated June 7, 1990 (1)
10.11    --   $500,000 LINE OF CREDIT, DATED JULY 1, 1994, BETWEEN REGISTRANT AND COLONIAL BANK (1)
10.12    --   Noncompetition Agreement between Registrant and Jerold Kennedy (1)
10.13    --   $2,000,000 Line of Credit, dated January 11, 1995, between Registrant and Colonial Bank (1)
10.14    --   Stock Purchase Agreement, dated as of October 1, 1995, among Registrant and John W. Allison, Milburn
              Adams, Wendell R. Kennedy, J.B. Pendergraft, Jimmie Don McKissick, Chuck Heriford and Dale
              Hancock (2)
10.15    --   Client Services Agreement, dated February 13, 1995, between Spirit Homes, Inc. and TSC Human
              Resources III, Inc. (3)
10.16    --   Pre-Sold Floorplan Financing Agreement, dated January 19, 1994, between Spirit Homes, Inc. and Green
              Tree Financial Corporation (3)

10.17    --   Stock Floorplan Financing Agreement, dated September 29, 1994, between Spirit Homes, Inc. and Green
              Tree Financial Corporation (3)
10.18    --   Manufacturer's Financing Agreement between Spirit Homes, Inc. and Deere Credit, Inc. (3)
10.19    --   Floorplan Repurchase Agreement, dated March 13, 1990, between Spirit Homes, Inc. and Bombardier
              Capital, Inc. (3)
10.20    --   Manufacturer Agreement dated July 22, 1992, between Spirit Homes, Inc. and Ford Consumer Finance
              Company, Inc. (3)
10.21    --   Floorplan Agreement, dated November 23, 1994, between Spirit Homes, Inc. and ITT Commercial
              Finance Corp. (3)
10.22    --   $420,076 Fixed Rate Commercial Promissory Note and Loan and Guaranty Agreement, dated July 14,
              1995, between Spirit Homes, Inc. and Boatmen's National Bank of Conway (3)
10.23    --   $10,000,000 Revolving Credit Note, dated November 10, 1995, between Registrant and Bank of
              Mississippi (3)
10.24    --   $10,000,000 Loan and Security Agreement, dated November 10, 1995, between Registrant and Bank of
              Mississippi (3)
10.25    --   Stock Purchase Agreement dated October 25, 1996, among the Registrant, Bellcrest Holding Co., Inc.,
              G. Hiller Spann, Joe. H. Bell, James M. Birdwell and Deroy Dailey, Jr.(4)
10.26    --   Form of Pre-Sold Floorplan Financing Agreement, dated February
              10, 1994, by and between Bellcrest Homes, Inc. and Green Tree
              Financial Corporation (5)
10.27    --   Form of Floorplan Repurchase Agreement, dated August 10, 1993, by and between Bellcrest Homes, Inc. and Bombardier Capital
              Group (5)
10.28    --   Form of Inventory Repurchase Agreement, dated January 4, 1994, by and between Bellcrest Homes, Inc. and Nationscredit Commercial
              Corporation (5)
10.29    --   Form of Manufacturer Agreement, dated January 16, 1987, by and between Bellcrest Homes, Inc. and Meritor Credit Corporation (5)
10.30    --   Form of Manufacturer's Financing Agreement, dated June 1, 1994, by and between Bellcrest Homes, Inc. and Deere Credit, Inc.(5)
10.31    --   Form of Floorplan Agreement, dated April 24, 1992, by and between
              Bellcrest Homes, Inc. and ITT Commercial Finance Corp.(5)
10.32    --   Form of Manufacturer Agreement dated January 12, 1987, by and between Bellcrest Homes, Inc. and General Electric Credit
              Corporation(5)
11.1     --   Statement re: computation of per share earnings (5)
21.1     --   Subsidiaries of the Registrant (5)
23.1     --   Consent of KPMG Peat Marwick LLP (5)
27.1     --   Financial Data Schedule (for SEC use only) (6)



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

(5) Filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26142.
(6)      Filed herewith.

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


                               BELMONT HOMES, INC.

                               By: /s/ William M. Kunkel
                                   ---------------------------------
                                   William M. Kunkel
                                   Executive Vice President and
        December 2, 1997                   Chief Financial Officer

                                   SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)


BELMONT HOMES, INC. AND SUBSIDIARIES


                                                                          Additions             Deductions -
                                                                  -------------------------       accounts
                                                  Balance           Increase        Amounts      written off
                                                    at            attributable      charged         and          Balance at
                                                 beginning             to             to          warranty         end of
                Description                       of year         acquisitions      expense      expenditures       year
                -----------                      ---------        ------------      -------      ------------    ----------
Allowance for doubtful accounts:
         Year ended December 31, 1994             $   25              $ --          $   --         $   --           $   25
         Year ended December 31, 1995                 25                12              --             --               37
         Year ended December 31, 1996                 37                --              --             --               37
Warranty accrual:
         Year ended December 31, 1994             $  354              $ --          $1,469         $1,266           $  557
         Year ended December 31, 1995                557               540           3,151          2,783            1,465
         Year ended December 31, 1996              1,465               805           7,506          6,210            3,566


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION OF EXHIBITS
3.1      --   Restated Articles of Incorporation of the Registrant (1)
3.2      --   Bylaws of the Registrant (1)
4.1      --   Article 5 of the Restated Articles of Incorporation of the Registrant (included in Exhibit 3.1)(1)
4.2      --   Specimen of Common Stock certificate (1)
10.1     --   Registrant's 1994 Incentive Stock Plan (1)
10.2     --   Registrant's 1994 Non-Qualified Stock Option Plan for Non-Employee Directors (1)
10.3     --   Manufacturer Agreement, dated March 21, 1988, between Registrant and Ford Motor Credit Company
              (successor to Meritor Creditor Corporation) (1)
10.4     --   Floorplan Repurchase Agreement, dated April 3, 1990, between Registrant and Bombardier Capital,
              Inc. (1)
10.5     --   Inventory Repurchase Agreement, dated September 30, 1993, between Registrant and NationsCredit
              Commercial Corporation (1)
10.6     --   Pre-Sold Floorplan Financing Agreement, dated January 12, 1994, between Registrant and Green Tree
              Financial Corporation (1)
10.7     --   Floorplan Repurchase Agreement, dated October 18, 1994, between Registrant and ITT Commercial
              Finance Corp. (1)
10.8     --   Manufacturer's Financing Agreement, dated March 8, 1994, between Registrant and Deere Credit,
              Inc. (1)
10.9     --   Registrant's Form of Manufacturer's Repurchase Agreement (1)
10.10    --   Guaranty of Repurchase Obligations between BHI and Bombardier Capital, Inc. dated June 7, 1990 (1)
10.11    --   $500,000 LINE OF CREDIT, DATED JULY 1, 1994, BETWEEN REGISTRANT AND COLONIAL BANK (1)
10.12    --   Noncompetition Agreement between Registrant and Jerold Kennedy (1)
10.13    --   $2,000,000 Line of Credit, dated January 11, 1995, between Registrant and Colonial Bank (1)
10.14    --   Stock Purchase Agreement, dated as of October 1, 1995, among Registrant and John W. Allison, Milburn
              Adams, Wendell R. Kennedy, J.B. Pendergraft, Jimmie Don McKissick, Chuck Heriford and Dale
              Hancock (2)
10.15    --   Client Services Agreement, dated February 13, 1995, between Spirit Homes, Inc. and TSC Human
              Resources III, Inc. (3)
10.16    --   Pre-Sold Floorplan Financing Agreement, dated January 19, 1994, between Spirit Homes, Inc. and Green
              Tree Financial Corporation (3)
10.17    --   Stock Floorplan Financing Agreement, dated September 29, 1994, between Spirit Homes, Inc. and Green
              Tree Financial Corporation (3)
10.18    --   Manufacturer's Financing Agreement between Spirit Homes, Inc. and Deere Credit, Inc. (3)
10.19    --   Floorplan Repurchase Agreement, dated March 13, 1990, between Spirit Homes, Inc. and Bombardier
              Capital, Inc. (3)
10.20    --   Manufacturer Agreement dated July 22, 1992, between Spirit Homes, Inc. and Ford Consumer Finance
              Company, Inc. (3)
10.21    --   Floorplan Agreement, dated November 23, 1994, between Spirit Homes, Inc. and ITT Commercial
              Finance Corp. (3)
10.22    --   $420,076 Fixed Rate Commercial Promissory Note and Loan and Guaranty Agreement, dated July 14,
              1995, between Spirit Homes, Inc. and Boatmen's National Bank of Conway (3)
10.23    --   $10,000,000 Revolving Credit Note, dated November 10, 1995, between Registrant and Bank of
              Mississippi (3)
10.24    --   $10,000,000 Loan and Security Agreement, dated November 10, 1995, between Registrant and Bank of
              Mississippi (3)
10.25    --   Stock Purchase Agreement dated October 25, 1996, among the Registrant, Bellcrest Holding Co., Inc.,
              G. Hiller Spann, Joe. H. Bell, James M. Birdwell and Deroy Dailey, Jr.(4)
10.26    --   Form of Pre-Sold Floorplan Financing Agreement, dated February
              10, 1994, by and between Bellcrest Homes, Inc. and Green Tree
              Financial Corporation (5)
10.27    --   Form of Floorplan Repurchase Agreement, dated August 10, 1993, by and between Bellcrest Homes, Inc. and Bombardier Capital
              Group (5)
10.28    --   Form of Inventory Repurchase Agreement, dated January 4, 1994, by and between Bellcrest Homes, Inc. and Nationscredit Commercial
              Corporation (5)
10.29    --   Form of Manufacturer Agreement, dated January 16, 1987, by and between Bellcrest Homes, Inc. and Meritor Credit Corporation (5)
10.30    --   Form of Manufacturer's Financing Agreement, dated June 1, 1994, by and between Bellcrest Homes, Inc. and Deere Credit, Inc.(5)
10.31    --   Form of Floorplan Agreement, dated April 24, 1992, by and between
              Bellcrest Homes, Inc. and ITT Commercial Finance Corp.(5)
10.32    --   Form of Manufacturer Agreement dated January 12, 1987, by and between Bellcrest Homes, Inc. and General Electric Credit
              Corporation(5)


11.1     --   Statement re: computation of per share earnings (5)
21.1     --   Subsidiaries of the Registrant (5)
23.1     --   Consent of KPMG Peat Marwick LLP (5)
27.1     --   Financial Data Schedule (for SEC use only) (6)



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

(5) Filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, File No. 0-26142.
(6)      Filed herewith.

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

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (In Thousands, except for share information)


                                                                                        Year ended December 31,
                                                                                --------------------------------------
                                                                                1994             1995             1996
                                                                                ----             ----             ----

Gross sales                                                                  $     107,423     $    150,576    $    234,050
Less Dealer rebates                                                                  1,597            2,272           6,233
                                                                             -------------     ------------    ------------
Net sales                                                                          105,826          148,304         227,817
Cost of sales                                                                       89,902          127,165         197,801
                                                                             -------------     ------------    ------------
        Gross profit                                                                15,924           21,139          30,016
Selling, general and administrative expenses                                         5,134            7,061          10,799
                                                                             -------------     ------------    ------------
        Income from operations                                                      10,790           14,078          19,217
                                                                             -------------     ------------    ------------
Other expenses (income):
     Interest expense (Note 13)                                                      1,185              825             285
     Interest income                                                                  (123)            (511)           (705)
                                                                             -------------     ------------    ------------
                                                                                     1,062              314            (420)
                                                                             -------------     ------------    ------------
        Income before income taxes                                                   9,728           13,764          19,637
Income tax expense (Note 8)                                                          3,349            5,154           7,524
                                                                             -------------     ------------    ------------
        Net income                                                                   6,379            8,610          12,113
Dividends on preferred stock                                                           (81)             (28)              -
                                                                             -------------     ------------    ------------
Net income applicable to common shares                                       $       6,298     $      8,582    $     12,113
                                                                             =============     ============    ============

Net income per common share                                                  $        1.20     $       1.23     $      1.29
                                                                             =============     ============     ===========

Weighted average common shares outstanding                                       5,250,000        6,963,000       9,426,000
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

     (b)  Accounts Receivable


               The Company's gross sales and related accounts receivable arise from customers in the manufactured housing industry in the southern United States and are subject to credit risk inherent in the industry. Credit is extended in the normal course of business under normal trade terms. The Company has established an allowance of $37 at December 31, 1995 and 1996, based upon the expected collectibility of its receivables. Homes are manufactured to dealer orders and a sale is recognized upon delivery of the home and the transfer of title.

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

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




               The Company awards volume incentive rebates to dealers using a predetermined formula applied to certain models of homes purchased during the rebate period. Rebates are paid semi-annually. Based on management's estimate of rebates which will be earned during the rebate period, the Company accrues for rebates earned but not paid. Related costs are accrued currently based on estimates of revenue and the number of homes sold.



               Management believes the liabilities established for warranty claims and dealer rebates at December 31, 1996 are adequate to cover the ultimate related net costs, but the liabilities are necessarily based on estimates and, accordingly, the amounts ultimately paid will be more or less than such estimates.


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


          The following unaudited pro forma data are provided for comparative purposes and are not necessarily indicative of actual results that would have been achieved had the acquisition of Bellcrest been consummated at an earlier date and are not necessarily indicative of future results. Assuming that the acquisition was consummated on January 1, 1995 and January 1, 1996, respectively, unaudited pro forma gross sales, net income and net income per common share, after giving effect to certain adjustments, including amortization of goodwill and other assets, increased interest expense on debt related to the acquisition, increased depreciation expense, and related income tax effects, for the years ended December 31, 1995 and 1996 follow:



                                                1995         1996
                                                ----         ----

        Gross sales                           $180,093     $265,374
        Net income                               8,736       12,204
        Net income per common share               1.25         1.29



          In the event Backrest attains certain stated levels of earnings before income taxes for the three month period ended December 31, 1996 and for each of the years ending December 31, 1997 and 1998, the Company is required to pay the former Backrest shareholders additional consideration in an amount not to exceed $3,500 in the aggregate. Any such additional amounts paid will be recorded as goodwill in the period earned. Subsequent to December 31, 1996, the Company paid $1,000, the amount earned and accrued for 1996, to the former shareholders.

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

                                                                  1994        1995
                                                                --------    -------
                Net sales                                       $143,865    $187,018
                Net income                                         6,730       8,961
                Net income per common share                         1.27        1.29

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
                                                       ========        ========

                      BELMONT HOMES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(5)  Property, Plant and Equipment

          The components of property, plant and equipment are as follows:

                                                                     Estimated
                                                                    useful life             1995           1996
                                                                    -----------             ----           ----
             Land                                                   -                     $   873       $ 1,445
             Land improvements                                      15 years                1,211         1,948
             Buildings                                              40 years                6,448        11,798
             Machinery, equipment and tools                         3 - 7 years             2,986         7,683
             Furniture, fixtures and equipment                      3 - 7 years               445           708
             Automotive equipment                                   5 years                 1,097         1,466
             Construction in progress                               -                       2,710             -
             Cash restricted for construction                                                 521             -
                                                                                          -------       -------
                                                                                           16,291        25,048
             Less accumulated depreciation                                                 (1,479)       (2,730)
                                                                                          -------       -------
                                                                                          $14,812       $22,318
                                                                                          =======       =======

(6)  Accrued Expenses

          Accrued expenses and other liabilities consist of the following:


                                                                                          1995           1996
                                                                                          ----           ----
              Warranty                                                                    $ 1,465       $ 3,566
              Dealer rebates and promotion                                                  1,377         2,916
              Salaries and estimated bonuses                                                1,057         1,561
              Payable to former Bellcrest Homes, Inc. shareholders (note 3)                    --         1,000
              Income taxes                                                                    609           718
              Other                                                                         1,044           983
                                                                                          -------       -------
                                                                                          $ 5,552       $10,744
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

(16) Quarterly Information (Unaudited)

          (In thousands except per share data)


                                                         First        Second          Third          Fourth         Total
                                                         -----        ------          -----          ------         -----
     Year ended December 31, 1996
     ----------------------------
     Gross sales                                        $51,445      $61,681         $57,512        $63,412        $234,050
     Less: Dealer rebates                                 1,241        1,454           1,337          2,201           6,233
                                                        -------      -------         -------        -------        --------
     Net sales                                           50,204       60,227          56,175         61,211         227,817
     Gross profit                                         6,774        8,010           7,530          7,702          30,016
     Income from operations                               4,207        5,563           5,230          4,217          19,217
     Net income                                           2,642        3,539           3,355          2,577          12,113
     Net income per common share                        $  0.29      $  0.37         $  0.35        $  0.28        $   1.29

     Year ended December 31, 1995
     ----------------------------
     Gross sales                                         25,275       35,259          36,739         53,303         150,576
     Less: Dealer rebates                                   410          546             503            813           2,272
                                                        -------      -------         -------        -------        --------
     Net sales                                           24,865       34,713          36,236         52,490         148,304
     Gross profit                                         3,412        5,226           5,501          7,000          21,139
     Income from operations                               2,153        3,678           3,872          4,375          14,078
     Net income                                           1,266        2,079           2,561          2,704           8,610
     Net income per common share                        $  0.24      $  0.34         $  0.31        $  0.33        $   1.23