Form 10-Q/A
period 1997-09-30
BELMONT HOMES INC
filed 1997-12-02
CIK 934651

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-Q/A



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
                (UNAUDITED - IN THOUSANDS EXCEPT PER SHARE DATA)



                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                            -------------             -------------
                                         1997         1996           1997       1996
                                         ----         ----           ----       ----
Gross sales                            $56,931      $57,512       $179,575    $170,638
Less: Dealer rebates                     2,350        1,337          7,493       3,947
                                       -------      -------       --------    --------
Net sales                               54,581       56,175        172,082     166,691
Cost of sales                           48,993       48,645        154,875     144,289
                                       -------      -------       --------    --------
         Gross profit                    5,588        7,530         17,207      22,402
Selling, general and administrative      3,943        2,300         11,140       7,402
                                       -------      -------       --------    --------
         Income from operations          1,645        5,230          6,067      15,000
Other income (expense):
         Interest expense                  (88)          (9)          (432)        (75)
         Interest income                   168          177            435         459
         Officers life insurance                                     1,500
                                       -------      -------       --------    --------
Income before income taxes               1,725        5,398          7,570      15,384
Income tax expense                         673        2,043          2,388       5,848
                                       -------      -------       --------    --------
Net income                               1,052        3,355          5,182       9,536
                                       -------      -------       --------    --------
Net income per common share               $.11         $.35           $.55       $1.02
                                       -------      -------       --------    --------
Weighted average common shares
         outstanding                     9,482        9,551          9,482       9,378
                                       -------      -------       --------    --------



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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from the Company's condensed financial statements expressed as a percentage of net sales:


                                          THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER  30,
                                           1997         1996        1997        1996
                                           -----       -----       -----       -----
Gross sales                                100.0%      100.0%      100.0%      100.0%
Less: Dealer rebates                         4.1         2.3         4.2         2.3
                                           -----       -----       -----       -----
Net sales                                   95.9        97.7        95.8        97.7
Cost of sales                               86.1        84.6        86.2        84.6
                                           -----       -----       -----       -----
Gross profit                                 9.8        13.1         9.6        13.1
Selling, general and administrative          6.9         4.0         6.2         4.3
                                           -----       -----       -----       -----
Income from operations                       2.9         9.1         3.4         8.8
Interest income (expense), net                .1          .3         --          (.2)
Officer life insurance                                                .8
Income taxes                                 1.2         3.6         1.3         3.4
                                           -----       -----       -----       -----
Net income                                   1.8         5.8         2.9         5.6
                                           -----       -----       -----       -----

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


         Gross sales for the three months ended September 30, 1997 deceased by 1% to $56.9 million from $57.5 million for the three months ended September 30, 1996 due to a $14.5 million decline in gross sales at the Company's Belmont and Spirit operations. These sales declines were off set in part by the contribution of the Company's Bellcrest Homes subsidiary which was acquired during the fourth quarter of 1996. The number of homes sold during the quarter decreased 10% to 2,477 homes from 2,741 in the third quarter of 1996. Multi-sectional homes increased to 38.2% of homes sold during the third quarter of 1997 from 22.9% in the same quarter of 1996 due primarily to sales at Bellcrest Homes whose multi-sectional mix was 73% for the quarter. The average price of a home sold increased 14.2% to $22,984 in the third quarter of 1997 from $20,982 in 1996 due, in part, to the higher mix of multi-sectional homes sold by the Company during the quarter.

         Dealer rebates for the three months ended September 30, 1997 increased 76% to $2.4 million from $1.3 million for the three months ended September 30, 1996 due to increases in existing dealer rebate programs and to the inclusion of Bellcrest Homes which was acquired during the fourth quarter of 1996. Belmont's management believes the number of dealers and manufacturers in its market territory has increased and expects these higher rebate allowances to continue.

         Cost of sales includes costs of raw materials, direct labor, service and warranty expense, insurance and payroll taxes. Cost of sales during the third quarter of 1997 increased 1% to $49 million from $48.6 million for the third quarter of 1996. Cost of raw materials and direct labor, which are two of the largest components of cost of sales, were $34.7 million and $7.3 million, respectively, for the third quarter of 1997 compared to $37 million and $6.7 million, respectively, for the third quarter of 1996. The $2.3 million decrease in raw materials is due primarily to the higher mix of multi-section homes during the quarter which as a percentage of sales value have a lower material content. The $.6 million increase in direct labor is due primarily to higher labor at operations where plants were idled and closed as these operations adjusted to new mixes of homes and shorter production runs. As a percentage of gross sales, cost of sales for the third quarter of 1997 increased to 86.1% from 84.6% in the third quarter of 1996, due to (i) the $.6 million increase in direct labor, (ii) a $.7 million increase in supervisory salaries to $1.7 million for the third quarter of 1997 from $1.0 million in the third quarter of 1996 of which $.5 million is due to increased incentive compensation including a $.2 million payment to the estate of the Company's former President and CEO who died in May 1997, and (iii) a $1 million increase in service and warranty to $2.5 million in the third quarter of 1997 from $1.5 million in the third quarter of 1996 of which $.2 million pertains to the Company's Spirit operations which continues to experience increasing levels of warranty service, a $.2 million increase in the warranty accrual in response to the continuing higher service at Spirit and the inclusion of Bellcrest Homes which was acquired during the fourth quarter of 1996.

         Selling, general and administrative expenses for the third quarter of 1997 increased 70% to $3.9 million in the third quarter of 1997 from $2.3 million in the third quarter of 1996. As a percentage of gross sales, selling, general and administrative expenses increased to 6.9% for the third quarter of 1997 from 4% for the third quarter of 1996 due primarily to increases in selling and administrative salaries and commissions and the inclusion of Bellcrest Homes which was acquired during the fourth quarter of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Gross sales for the nine months ended September 30, 1997 increased 5% to $179.6 million from $170.6 million for the nine months ended September 30, 1996 due to the acquisition of Bellcrest Homes which was acquired during the fourth quarter of 1996. The number of homes sold decreased 2% to 8,020 in 1997 from 8,198 in 1996. Multi-section homes increased to 34.7% of homes sold during the nine months ended September 30, 1997 from 24% in the prior year period due to the higher such mix of homes at Bellcrest Homes whose multi-section mix was 68% in 1997. The average price of a home sold increased 6.7% to $22,391 in the nine months ended September 30, 1997 from $20,815 for the comparable period in the prior year due in part to the higher mix of multi-section homes.

         Dealer rebates for the nine months ended September 30, 1997 increased 92% to $7.5 million from $3.9 million for the nine months ended September 30, 1996 due to increase in existing dealer rebate programs and to the inclusion of Bellcrest Homes which was acquired during the fourth quarter of 1996. Belmont's management believes the number of dealers and manufacturers in its market territory has increased and expects these higher rebate allowances to continue.

         Costs of sales for the nine months ended September 30, 1997 increased 7.3% to $154.9 million from $144.3 million for the nine months ended September 30, 1996. Costs of raw materials and direct labor increased to $112.1 million and $21.9 million, respectively, in 1997 from $108.6 million and $19.8 million, respectively, in 1996 primarily as a result of increased sales volume and in addition, for direct labor, for increases due to higher labor for the Company's operations which idled and closed plants at the end of the second quarter due to reduced orders. As a percentage of gross sales, cost of sales for the nine months ended September 30, 1997 increased to 86.2% from 84.6% due primarily to
(i) increased direct labor, (ii) a $1.5 million increase in salaries and wages to $4.9 million during the nine months ended September 30, 1997 from $3.5 million for the comparable period of the prior year due in part to the inclusion of Bellcrest Homes which was acquired during the fourth quarter of 1996 and
(iii) a $1.1 million increase in warranty costs to $6.6 million for the nine months ended September 30, 1997 from $5.6 million in the comparable period of the prior year due to increases in warranty as a result of the inclusion of Bellcrest Homes in 1997 and to an approximate $.5 million increase at the Company's Spirit Homes operations. These increases as a percent of gross sales were off set in part by a decrease in raw materials to 62.4% for the nine months ended September 30, 1997 from 63.6% for the prior year period due primarily to the higher mix of multi-sectional homes which have a lower raw material content as a percent of gross sales value.

         Selling, general and administrative expenses for the nine months ended September 30, 1997 increased 50% to $11.1 million from $7.4 million in the comparable period of the prior year. As a percentage of gross sales, selling, general and administrative expense increased to 6.2% for the nine months ended September 30, 1997 from 4.3% for the nine months ended September 30, 1996 as a result of a $1.3 million increase in selling and administrative salaries and commissions to $5.8 million for the nine months ended September 30, 1997 from $4.5 million for the comparable period of the prior year and to the inclusion of Bellcrest Homes which was acquired during the fourth quarter of 1996.


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

                           PART II--OTHER INFORMATION
Item 6.

         (a) Exhibits
              Exhibit 10.1 Non-Competition and Non-Solicitation Agreement between the Company and Mr. John W. Allison dated August 14, 1997.(1)
              Exhibit 10.2 Non-Competition and Non-Solicitation Agreement between the Company and Mr. G. Hiller Spann dated August 14, 1997.(1)
              Exhibit 10.3 Non-Competition and Non-Solicitation agreement between the Company and Mr. Keith Kennedy dated August 14, 1997.(1)

              Exhibit 27. Financial Data Schedule (for SEC use only).(2)

         ---------
         (1) Filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-26142.
         (2) Filed herewith.


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








                                                    BELMONT HOMES, INC.




Date:  December 2, 1997                             /s/ William Kunkel
                                                    ------------------
                                                    Executive Vice President
                                                    and Chief Financial Officer